Form 10-Q
period 2012-02-29
Naprodis, Inc.
filed 2012-09-26
CIK 1313938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 333-122009

NAPRODIS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	33-0903494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13250 Gregg St., Suite F, Poway, CA 92064
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:  (858) 486-8655

N/A
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,990,000 shares outstanding as of May 31, 2012.

PART I

Item 1.   Financial Statements

NAPRODIS, INC.

FINANCIAL STATEMENTS

For the six month period ended

February 29, 2012

NAPRODIS, INC.
BALANCE SHEET
as of February 29, 2012 (unaudited) and August 31, 2011

	February 29,	August 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$10,549	$15,726
Accounts Receivable	64,055	49,407
Inventory	120,219	126,410
Prepaid Expenses	6,500	-
	201,323	191,543
Property and equipment,
net of accumulated depreciation	37,631	44,433
Other Assets
Deposits	10,159	10,159

TOTAL ASSETS	$249,113	$246,135

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	$10,089	$-
Accounts Payable and accrued expenses	56,790	63,346
Accrued payroll and payroll taxes	124	13,918
Accrued Interest	27,518	21,217
Customer Deposits	3,733	2,104
Payables to related party	95,319	95,319
Officer Loans	169,485	108,732
	363,058	304,636

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value,
10,000,000 shares authorized, 0 shares issued.	-	-
Common Stock, $0.001 par value, authorized
60,000,000 shares; issued and outstanding:
4,990,000 as at February 29, 2012,
4,990,000 as at August 31, 2011.	4,990	4,990
Additional paid-in capital	131,260	131,260
Accumulated Deficit	(250,195)	(194,751)
	(113,945)	(58,501)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$249,113	$246,135

NAPRODIS, INC.
INCOME STATEMENT

	For the Three Months Ended		For the Six Months Ended
	February 29, 28		February 29, 28
	2012	2011	2012	2011

Revenues	$41,196	$259,146	$231,865	$518,291

Cost of Sales, (exclusive of depreciation, included in general & administrative expenses)	12,329	36,894	18,934	73,787

Selling Expenses	2,984	-	7,204	-

General and Administrative Expenses
Occupancy Costs	31,656	34,611	64,028	69,222
Salaries and wages	10,571	111,350	83,604	222,700
Freight	3,375	25,557	22,100	51,114
Legal and professional fees	-	7,275	-	14,550
Other general and administrative expenses	21,920	74,068	84,874	125,527

Total general and administrative expenses	67,522	252,861	254,606	483,113

Net (Loss) before other income and expenses	(41,639)	(30,609)	(48,879)	(38,609)

Interest expense	(3,961)	(1,026)	(6,565)	(1,026)

Net (Loss)	$(45,600)	$(31,635)	$(55,444)	$(39,635)

Basic and Dilutive earnings per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding	4,990,000	4,150,000	4,990,000	4,150,000

NAPRODIS, INC.
STATEMENT OF CASH FLOWS

	Six months ended February 29,	Six months ended February 28,
	2012	2011

Cash Flows from Operating Activities
Net (Loss)	$(55,444)	$(39,635)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	6,802	4,357
Changes in operating assets and liabilities:
Accounts Receivable	(14,648)	9,623
Accounts Payable and accrued expenses	(6,556)	(2,078)
Accrued payroll and payroll taxes	(13,794)	111
Accrued Interest	6,301	637
Inventory	6,191	(746)
Prepaid expenses	(6,500)	-
Customer Deposits	1,629	-

Net Cash (used by) provided by operating activities	(76,019)	(27,731)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Bank Overdraft	10,089	5,797
Proceeds (repayment) of payable to related party	-	(3,770)
Proceeds of loans from officers	60,753	17,402

Net Cash provided by financing activities	70,842	19,429

Net increase (decrease) in cash	(5,177)	(8,302)

Cash and cash equivalents, beginning of period	15,726	8,840

Cash and cash equivalents, end of period	$10,549	$538

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the six months ending
February 29, 2012

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

 These unaudited interim financial statements as of and for the six months ended February 29, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Registration Statement on Form S-1. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six month periods ended February 29, 2012 are not necessarily indicative of results for the entire year ending August 31, 2012.

Nature of Business

Naprodis, Inc. (the “Company”) was incorporated in the state of Nevada on June 4, 1999. The Company is a pharmaceutical manufacturer, supplying natural raw materials and natural health care products to the health supplement and beauty product industry.  The Company also markets its own line of beauty products from its offices and laboratory in Poway, California.

Summary of Significant Accounting Policies

RECOVERY OF LONG-LIVED ASSETS

The Company adopted FASB ASC Topic 360: Property Plant and Equipment, sub topic 360-10-35-15: Impairment or Disposal of Long Lived Assets (SFAS 142 and 144).  ASC 360-10-35-15 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. No impairment has been applied to the company’s long lived assets.

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the six months ending
February 29, 2012

RECOGNITION OF REVENUE

The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of completion of services to customers when a formal arrangement exists, the price is fixed or determinable, the delivery of services is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Revenue from wholesale customers is recognized at the time title passes and risk of loss is transferred to the customer, i.e. FOB “freight on board”. Discounts are based on trade terms. E-commerce revenue is recognized upon receipt of payment and shipment to the customer. The Company does not grant price adjustments after a sale is complete.  The Company warrants its products sold on the internet with a right of exchange. Returns of unused merchandise are pre-authorized.  Sales are presented net of discounts and allowances. The Company accounts for sales taxes by excluding such taxes from revenue and cost of revenue

SHIPPING AND HANDLING COSTS

Shipping and handling charges billed to customers are included in general revenue. Costs associated with shipping goods to customers that are not billed are reflected as Selling Costs.

COST OF GOODS SOLD

Cost of Goods Sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight in and import costs, as well as changes in reserves for inventory shrinkage and obsolescence.

INVENTORIES

Inventory is recorded as lower of cost (first in, first out) or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net value. Inventory at February 29, 2012 and August 31, 2011 consisted of raw materials, work in process, and finished goods as follows:

	February 29,	August 31,
	2012	2011

Raw materials	$120,218	$123,143
Work in process	--	186
Finished goods	--	3,081
Total inventory	$120,218	$126,410

DEPOSITS

Deposits represent amounts paid under the Company’s office and laboratory space lease.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.  Significant estimates made by management are, among others, realizability of long-lived assets and deferred taxes.

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the six months ending
February 29, 2012

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

CONCENTRATION OF CREDIT RISK

Credit risk arises from the potential that a counterpart will fail to perform its obligations.  The Company is exposed to credit risk related to its accounts receivable and manufacturing risk related to source of raw materials.

Cash and cash equivalents: The Company maintains its cash deposits in one bank account, which at times may exceed federally insured limits.

Revenues and Accounts Receivable: At the beginning of the fiscal year the Company had one customer whose sales amounted to approximately 85% of total revenue. Of total accounts receivable, approximately 89% was due from this customer. On October 17, 2011, this customer terminated its relationship with the Company and disputed the balance of the amount owing.  The balance of the account, $32,101, was considered uncollectable and written off.  See Note 9.   The balance of the accounts receivable was considered collectable based on an analysis of individual accounts.  It is management’s opinion that the Company is not exposed to significant credit risk associated with the balance of its accounts receivable.

Product Purchases and Accounts Payable: The Company purchases approximately 3.5% of its products from one company that is a related parties (See Note 5).   It is management’s opinion that the Company is not exposed to significant credit risk associated with manufacturing risk related to its suppliers.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts on accounts receivable is changed to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  During the six months ended February 29, 2012, receivables were written down by $32,101 following a bad debt, (Note 9).  There is no allowance for doubtful accounts recorded as of February 29, 2012 as the balance of the Company’s receivables was considered collectible based on analysis of individual accounts.

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the six months ending
February 29, 2012

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method with useful lives used in computing depreciation ranging from 5 to 7 years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share for the periods presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby we used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of February 29, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities.

-
Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial liabilities as at February 29, 2012 were measured against the three levels of inputs required by the standard to measure fair value:

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the six months ending
February 29, 2012

	Level 1	Level 2	Level 3
	Quoted	Observable	Unobservable
	Prices	Inputs	Inputs	Total

Note Payable to Related Party	-	$95,319	-	$95,319

	$-	$95,319	$-	$95,319

PROVISION FOR INCOME TAXES

The Company utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carry-forwards.  As of February 29, 2012 the Company had federal and state net operating loss carry-forwards of approximately $ 204,000 that can be used to offset future federal income tax. The federal and state net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

NOTE 2 – PROPERTY AND EQUIPMENT

A summary as of February 29, 2012 and August 31, 2011 is as follows:

	February 29,	August 31,
	2012	2011

Machinery and Equipment	$48,001	$48,001
Automobile	28,800	28,800
Furniture and Fixtures	10,292	10,292
	87,093	87,093
Less accumulated depreciation	(49,462)	(42,660)
Property and equipment, net	$37,631	$44,433

NOTE 3 – OPERATING LEASES

The Company leased office and warehouse space under a lease that expired January 31, 2010.  On February 1, 2011 the Company moved to new premises under a five year lease. The future minimum payments for lease and common area costs are as follows, for the fiscal years ending August 31,

2012	79,908
2013	79,908
2014	79,908
2015	33,295
$273,019

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the six months ending
February 29, 2012

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 5 – PAYABLES TO RELATED PARTIES

The following payables to companies that are related by common ownership are payable on demand, have no terms of repayment or maturity date and accrue interest at 5% per annum:

	February 29,	August 31,
	2012	2011

Solde Naprodis Inc.	$4,418	$4,418
Phybiosis Inc.	90,901	90,901
	$95,319	$95,319

NOTE 6 – OFFICER LOANS

Loans from the following officers of the Company have no terms of repayment or maturity, are payable on demand and bear interest at 5% per annum.

	February 29,	August 31,
	2012	2011

Paul Petit	$89,011	$85,757
Alain Petit	15,851	351
Kelley Thompson	60,587	22,587
Jean-Phillipe Petit	4,037	37
	$169,486	$108,732

NOTE 7 – LOSS CONTINGENCIES, LEGAL PROCEEDINGS

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 8 – SEGMENTED INFORMATION

Although the Company sells more than 400 products, only the Company’s skin care product line accounted for more than 10% of the Company’s revenue for the six months ended February 29, 2012.  The following presents certain information concerning the Company’s skin care product segment:

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the six months ending
February 29, 2012

Six months ended February 29, 2012

		All Other
	Skin Care	Segments	Total

Revenue	208,678	23,187	231,865
Interest Revenue	--	--	--
Interest Expense	--	6,515	6,515
Depreciation and Amortization	--	6,804	6,804
Segment profit (loss)	18,296	(73,740)	(55,444)
Segment assets (1)	2,406	117,813	120,219
Expenditures for Segment assets (1)	--	--	--

Six months ended February 29, 2011

		All Other
	Skin Care	Segments	Total

Revenue	465,788	52,503	518,291
Interest Revenue	--	--	--
Interest Expense	--	1,026	1,026
Depreciation and Amortization	--	4,357	4,357
Segment profit (loss)	34,917	(147,554)	(112,637)
Segment assets (1)	8,367	101,007	109,374
Expenditures for Segment assets	675	71	746

(1)	Inventory is the only asset that can be segmented since the remaining assets of the Company are used for all of the Company’s activities.

All other segments are:

●	Body Care
●	Hair Care
●	Dietary Supplements
●	Raw Materials which include:
-	Essential Oils;
-	Hydrolates;
-	Clays;
-	Celtic Sea Salt;
-	Fatty Vegetal Oils; and
-	Sea Algae

NOTE 9 – BAD DEBTS

On October 17, 2011 the Company’s major customer terminated its relationship with the Company and disputed the balance of the amount owing.  Management considered the receivable uncollectable.  The balance was written off accordingly and a bad debt of $32,101 was recorded.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “should”, “likely” or similar expressions, indicates a forward-looking statement.

The identification in this report of factors that may affect our future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operation

General

We were incorporated in Nevada in June 1999.

Since September 2000 we have been in the business of selling nutritional and personal care products.  We distribute our products primarily through private label resellers and through spas, beauty salons, health professionals, and health and beauty stores.  As of the date of this prospectus our products were being sold in the United States and Canada along with several foreign countries.  We rely upon referrals from our customers and our website to market our products.

Our products include nutritional supplements that are made from vitamins, minerals, herbs and other substances for which there is a long history of human consumption.  Some of our products contain innovative ingredients or combinations of ingredients.  Although we believe all of our products to be safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients or combinations of ingredients in concentrated form.  We conduct research and test the formulation and production of our products, but we have not performed or sponsored any clinical studies relating to our products.  Furthermore, because we are highly dependent on consumers’ perception of the efficacy, safety and quality of our products, as well as similar products distributed by other companies, we could be adversely affected in the event those products should prove or be asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with illness or other adverse effects resulting from consumers use or misuse of our products or a competitor’s similar products.

Material changes of certain items in our Statement of Operations for the three and six months ended February 29, 2012, as compared to the same period last year, are discussed below.

	Increase (I)
Item	or Decrease (D)	Reason

Revenues	D	(1)
Cost of Sales	D	(1)
Salaries and wages	D	(1)
Freight	D	(1)
Other general and	D	(1)
administrative expenses

(1)	Loss of major customer.

The following is an explanation of our material sources and (uses) of cash during the six months ended February 29, 2012 and February 28, 2011:

	February
	2012	2011

Cash (used by) operations	(76,019)	(27,731)
Bank overdraft	10,089	5,797
Advances from related parties	60,753	17,402
Cash on hand at beginning of period	5,177	8,302

In October 2011, our largest customer, Plant Devas which accounted for approximately 85% of our sales during the year ended August 31, 2011, decided to manufacture for its own account the products which they had previously been buying from us. We previously manufactured 22 products from our skin care segment for Plant Devas, who then resold the products under its own label.  We are now manufacturing these same 22 skin care products and selling them under our label.  The equipment we used to manufacture the skin care products for Plant Devas was not custom built, but was the same equipment we used, and are currently using, to manufacture all of our products.

Our revenues will of course decline until we can replace Plant Devas with other customers.  Cost of sales, salaries and wages, and freight will also decline with the reduction in revenues.  Although the loss of a large customer is not good, it should be noted that even with sales to Plant Devas, our net income was only $9,219 during the year ended August 31, 2009 and we suffered net losses during the two years ended August 31, 2011.  The loss of Plant Devas caused us to write off $5,000 of inventory and $32,101 of account receivables.

Other than the foregoing, we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our sales, revenues or income from continuing operations, or liquidity and capital resources.

Research and Development

During the past two years our research and development expenses have been less than $1,500.

However, we believe that in order to be competitive we will need to commit to continuous product innovation and improvement through research.  Our research efforts will combine in-house research, published research, and clinical studies and will involve the following:

●	Investigation of the in vitro activity of new natural extracts,
●	Identification and research of combinations of nutrients that may be suitable for new products,
●	Analysis of the benefits of existing and newly identified nutritional supplements,
●	Improvement of existing products following new discoveries in nutrition, and
●	Improvements to our manufacturing process.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies since February 29, 2012.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of February 29, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2012, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 6.   Exhibits

a.  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAPRODIS, INC.

Date: September 17, 2012	By:	/s/ Paul Petit
Paul Petit, President, Principal Executive, Financial and Accounting Officer