Form 10-Q
period 2012-05-31
Naprodis, Inc.
filed 2012-09-27
CIK 1313938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,990,000 shares outstanding as of August 31, 2012.

NAPRODIS, INC.

FINANCIAL STATEMENTS

For the nine month period ended

May 31, 2012

NAPRODIS, INC.
BALANCE SHEET
as of May 31, 2012 (unaudited) and August 31, 2011

	May 31,	August 31,
	2012	2011
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$-	$15,726
Accounts Receivable	63,636	49,407
Prepaid Expenses	7,183	-
Inventory	128,879	126,410
	199,698	191,543
Property and equipment,
net of accumulated depreciation	34,230	44,433
Other Assets
Deposits	10,159	10,159
TOTAL ASSETS	$244,087	$246,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank Overdraft	821	-
Accounts Payable and accrued expenses	84,101	63,346
Accrued payroll and payroll taxes	(158)	13,918
Accrued Interest	29,714	21,217
Customer Deposits	3,733	2,104
Payables to related party	95,319	95,319
Officer Loans	162,135	108,732
	375,665	304,636
Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value,
10,000,000 shares authorized, 0 shares issued.	-	-
Common Stock, $0.001 par value, authorized
60,000,000 shares; issued and outstanding:
4,990,000 as at May 31, 2012,
4,990,000 as at August 31, 2011.	4,990	4,990
Additional paid-in capital	131,260	131,260
Accumulated Deficit	267,828)	(194,751)
	(131,578)	(58,501)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$244,087	$246,135

NAPRODIS, INC.
INCOME STATEMENT
For the three and nine months ended May 31,
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011

Revenues	$46,521	$270,297	$278,380	$804,484

Cost of Sales, (exclusive of depreciation,
included in general & administrative expenses)	6,695	33,231	18,623	107,019

Selling Expenses	5,184	32,266	11,533	12,199

General and Administrative Expenses
Occupancy Costs	31,625	30,173	95,654	93,913
Salaries and wages	2,746	108,630	86,350	330,655
Freight	2,095	29,167	24,195	80,242
Legal and professional fees	500	500	500	10,590
Other general and administrative Expenses	16,907	28,688	106,104	187,477

Total general and administrative expenses	53,873	197,158	312,803	702,877

Net Income before other income and expenses	(19,231)	7,642	(64,579)	(17,611)

Interest expense	(3,264)	(1,503)	(8,498)	(6,010)

Net Income	(22,495)	6,139	(73,077)	(23,621)

Basic and Dilutive earnings per share	$(0.00)	$0.00	$(0.01)	$(0.01)

Weighted average number
of shares outstanding	4,990,000	4,150,000	4,990,000	4,150,000

NAPRODIS, INC.
STATEMENT OF CASH FLOWS
For the nine months ended May 31, 2012
(Unaudited)

	2012	2011

Cash Flows from Operating Activities
Net Income (loss)	(73,077)	(23,621)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation	10,203	10,203
Changes in operating assets and liabilities:
Accounts Receivable	(14,229)	6,250
Accounts Payable and accrued expenses	20,755	5,267
Accrued payroll and payroll taxes	(14,076)	248
Accrued Interest	8,497	6,010
Inventory	(2,469)	(21,959)
Prepaid expenses	(7,183)	1,010
Customer Deposits	1,629	1,306

Net Cash (used by) provided by operating activities	(69,950)	(15,286)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Bank Overdraft	821	-
Proceeds (repayment) of payable to related party	-	(3,770)
Proceeds of loans from officers	53,403	21,434

Net Cash provided by financing activities	54,224	17,664

Net increase (decrease) in cash	(15,726)	2,378

Cash and cash equivalents, beginning of period	15,726	8,840

Cash and cash equivalents, end of period	$-	$11,218

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the nine months ending
May 31, 2012

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

These unaudited interim financial statements as of and for the nine months ended May 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2011 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended May 31, 2012 are not necessarily indicative of results for the entire year ending August 31, 2012.

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

RECOGNITION OF REVENUE

The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of completion of services to customers when a formal arrangement exists, the price is fixed or determinable, the delivery of services is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue from wholesale customers is recognized at the time title

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the nine months ending
May 31, 2012

passes and risk of loss is transferred to the customer, i.e. FOB “freight on board”. Discounts are based on trade terms. E-commerce revenue is recognized upon receipt of payment and shipment to the customer. The Company does not grant price adjustments after a sale is complete.  The Company warrants its products sold on the internet with a right of exchange. Returns of unused merchandise are pre-authorized.  Sales are presented net of discounts and allowances. The Company accounts for sales taxes by excluding such taxes from revenue and cost of revenue.

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

INVENTORIES

Inventory is recorded as lower of cost (first in, first out) or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net value. Inventory at May 31, 2012 and August 31, 2011 consisted of raw materials, work in process, and finished goods as follows:

	May 31,	August 31,
	2012	2011
Raw materials	$128,879	$123,143
Work in process	0	186
Finished goods	0	3,081

Total inventory	$128,879	$126,410

DEPOSITS

Deposits represent amounts paid under the Company’s office and laboratory space lease.

May 31,	August 31,
2012	2011

$10,159	$10,159

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the nine months ending
May 31, 2012

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

Product Purchases and Accounts Payable: The Company purchases approximately 1.5% of its products from one company that is a related party (See Note 5).   It is management’s opinion that the Company is not exposed to significant credit risk associated with manufacturing risk related to its suppliers.

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the nine months ending
May 31, 2012

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts on accounts receivable is changed to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  During the nine months ended May 31, 2012, receivables were written down by $32,101 following a bad debt, (Note 9).  There is no allowance for doubtful accounts recorded as of May 31, 2012 as the balance of the Company’s receivables was considered collectible based on analysis of individual accounts.

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

The Company has no potentially dilutive securities outstanding as of May 1, 2012.

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

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the nine months ending
May 31, 2012

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

The carrying amounts of the Company’s financial liabilities as at May 31, 2012 were measured against the three levels of inputs required by the standard to measure fair value:

	Level 1	Level 2	Level 3
	Quoted	Observable	Unobservable
	Prices	Inputs	Inputs	Total

Note Payable to Related Party		$95,319		$95,319

	$ -	$95,319	$ -	$95,319

PROVISION FOR INCOME TAXES

The Company utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carry-forwards.  As of May 31, 2012 the company had federal and state net operating loss carry-forwards of approximately $ 267,000 that can be used to offset future federal income tax. The federal and state net operating losses gives rise to a deferred tax asset, which is reduced by a valuation allowance, when, in the opinion of management, it is “more likely than not”, that some or all of the deferred tax asset may not be realized.

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the nine months ending
May 31, 2012

NOTE 2 – PROPERTY AND EQUIPMENT

A summary as of May 31, 2012 and August 31, 2011 is as follows:

	May 31,	August 31,
	2012	2011

Machinery and Equipment	$48,001	$48,001
Automobile	28,800	28,800
Furniture and Fixtures	10,292	10,292
	87,093	87,093
Less accumulated depreciation	(52,863)	(42,660)
Property and equipment, net	$34,230	$44,433

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

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the nine months ending
May 31, 2012

NOTE 5 – PAYABLES TO RELATED PARTIES

The following payables to companies that are related by common ownership are payable on demand, have no terms of repayment or maturity date and accrue interest at 5% per annum:

	May 31,	August 31,
	2012	2011

Solde Naprodis Inc.	$4,418	$4,418
Phybiosis Inc.	90,901	90,901
	$95,319	$95,319

NOTE 6 – OFFICER LOANS

Loans from the following officers of the Company have no terms of repayment or maturity, are payable on demand and bear interest at 5% per annum.

	May 31,	August 31,
	2012	2011

Paul Petit	$81,661	$85,757
Alain Petit	15,851	351
Kelley Thompson	60,587	22,587
Jean-Phillipe Petit	4,037	37
	$162,136	$108,732

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

NOTE 8 – SEGMENTED INFORMATION

Although the Company sells more than 400 products, only the Company’s skin care product line accounted for more than 10% of the Company’s revenue for the nine months ended May 31, 2012.  The following presents certain information concerning the Company’s skin care product segment:

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the nine months ending
May 31, 2012

Nine  months ended May 31, 2012
		All Other
	Skin Care	Segments	Total

Revenue	250,541	27,839	278,380
Interest Revenue	0	0	0
Interest Expense	0	8,498	8,498
Depreciation and Amortization	0	10,303	10,303
Segment profit (loss)	13,116	(52,980)	39,834
Segment assets(1)	2.408	126,471	128,879
Expenditures for
Segment assets(1)	746	79	825

Nine months ended May 31, 2011
		All Other
	Skin Care	Segments	Total

Revenue	722,989	81,494	804,483
Interest Revenue	0	0	0
Interest Expense	0	6,010	6,010
Depreciation and Amortization	0	10,203	10,203
Segment profit (loss)	(99,586)	31,875	(67,711)
Segment assets(1)	4,472	126,115	130,587
Expenditures for
Segment assets(1)	2,234	235	2,469

(1)	Inventory is the only asset that can be segmented since the remaining assets of the Company are used for all of the Company’s activities.

All other segments are:

* Body Care
* Hair Care
* Dietary Supplements
* Raw Materials which include:
* Essential Oils
* Hydrolates
* Clays
* Celtic Sea Salt
* Fatty Vegetal Oils
* Sea Algae

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS
For the nine months ending
May 31, 2012

NOTE 9 – BAD DEBTS

On October 17, 2011 the Company’s major customer terminated its relationship with the Company and disputed the balance of the amount owing.  Management considered the receivable uncollectable.  The balance was written off accordingly and a bad debt of $32,101 was recorded.

NOTE 10 – CAPITAL  STOCK

Our authorized capital stock consists of 60,000,000 shares of common stock at par value $0.001 per share. As of May 31, 2012 the Company had 4,990,000 shares of common stock issued and outstanding, (4,990,000 as of August 31, 2011).

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

Material changes of certain items in our Statement of Operations for the three and nine months ended May 31, 2012, as compared to the same period last year, are discussed below.

	Increase (I)
Item	or Decrease (D)	Reason

Revenues	D	(1)
Cost of Sales	D	(1)
Salaries and wages	D	(1)

Freight	D	(1)
Other general and	D	(1)
administrative expenses

(1)	Loss of major customer.

The following is an explanation of our material sources and (uses) of cash during the nine months ended May 31, 2012 and May 31, 2011:
	March 31,
	2012	2011

Cash (used by) operations	$(69,950)	$(15,286)
Bank overdraft	821	--
Repayments to related parties	--	(3,770)
Advances from related parties	53,403	21,434
Cash on hand at beginning of period	15,726	--

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

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies since May 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of May 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2012, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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