Form 10-K
period 2012-08-31
Naprodis, Inc.
filed 2013-05-16
CIK 1313938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   August 31, 2012

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-122009

NAPRODIS, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	33-0903494
(State or Other Jurisdiction	(IRS Employer
Of Incorporation)	File Number)

13250 Greg St., Suite F
Poway, CA	92064
(Address of Principal Executive Offices)	(Zip Code)

858-486-8655
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

______________	______________________

Securities registered pursuant to Section 12(g) of the Act:

________________
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing).   Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 2012 was $0.00.

As of March 31, 2013, the Registrant had 4,990,000 outstanding shares of common stock.

Documents Incorporated by Reference:   None

PART I

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

The identification in this report of factors that may affect the Company’s future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1.   BUSINESS.

General

The Company was incorporated in Nevada in June 1999.

Since September 2000 the Company has been in the business of selling nutritional and personal care products.  The Company distributes its products primarily through private label resellers and through spas, beauty salons, health professionals, and health and beauty stores.  As of the date of this report its products were being sold in the United States and Canada along with several foreign countries.  The Company relies upon referrals from its customers and its website to market its products.

Although the Company sells more than 400 products, the following are considered most important from the standpoint of revenue generated from product sales.

Product Name	Description

Aromune	Water-based drink additive. Aromune contains oils which can potentially enhance the immune response of the body.
Tendonent	Liniment Oil which is applied to skin to reduce inflammations
Regenerative Cream	Moisturizing face cream
Bronarome	Throat spray to treat infections
Green Clay	Clay applied to skin to drain and detoxify tumors, abscesses and cysts.
Sulfate-Free Shampoo	Organic and Ecocert approved ingredients with no sulfates
Wet Shave Paste	Men’s shaving cream.
Oblige by Nature	New line of organic Personal Care Products
Kinarome	New line of Aromatherapy products (4 products)

The Company now manufactures all of the products listed above.

The Company’s products include dietary supplements that are made from vitamins, minerals, herbs and other substances for which there is a long history of human consumption.  Some of the Company’s products contain innovative ingredients or combinations of ingredients.  Although the Company believes all of its products to be safe when taken as directed, due to the fact that all have been in use for long periods of time in Europe, there is little long-term American experience with human consumption of certain of these product ingredients or combinations of ingredients in concentrated form.  The Company conducts research and tests the formulation and production of its products, but has not performed or sponsored any clinical studies relating to its products.  Furthermore, because the Company is highly dependent on consumers’ perception of the efficacy, safety and quality of its products, as well as similar products distributed by other companies, the Company could be adversely affected in the event those products should prove or be asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with illness or other adverse effects resulting from consumers use or misuse of the Company’s products or a competitor’s similar products.

Manufacturing and Product Supply

The Company’s manufacturing facility is located in Poway, California and consists of 12,000 square feet of space.  During the twelve months ended August 31, 2012 and 2011, approximately 98% and 94% of gross product sales, with the exception of sales of raw materials, were derived from the sale of products which the Company manufactured.

The Company believes that its ability to manufacture a significant portion of its products is an advantage for the following reasons:

●	The Company is able to better control the quality of raw materials and the purity and potency of finished products.
●	The Company can reliably monitor the manufacturing process to reduce the risk of product contamination, and
●	The Company believes it can continually lower the costs associated with manufacturing products.

None of the ingredients in any of the Company’s products are proprietary.  Most of the raw ingredients used in the manufacture of the Company’s products are available from a number of suppliers.  The Company has not generally experienced difficulty in obtaining necessary quantities of raw ingredients for products and the Company believes that alternative sources of raw materials are readily available.  The Company does not have any agreements with any company to supply it with the raw ingredients that are needed to manufacture its products.

The Company can customize products depending on the preferences of customers.  To customize a product, the Company will normally add or remove essential oils or botanical extracts from standard products.  For large customers, the Company can produce any product desired from raw materials available.

Distribution

The Company sells products through the following channels:

Private Label Resellers	Products are sold to spas, beauty salons and other companies that repackage or for which we package the products under their own label.
Bulk Distribution	Raw materials used in products are sold to spas, beauty salons, health professionals, and health and beauty stores.
Internet	Sales are made through the Company’s websites, www.naprodis.com and www.obligebynature.com .
Retail	Mainly health food stores.

Competition

The business of developing and distributing nutritional and personal care products is highly competitive.  Few manufacturers, but numerous distributors and retailers compete for consumers.  The Company competes with these entities by emphasizing the underlying science, value and high quality of our products.  However, many of the Company’s competitors are substantially larger and have greater financial resources and broader name recognition.  The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of those markets.

The nutritional supplement market may not be as large as the Company thinks and expected growth in this market may not continue.  Market data and projections are inherently uncertain and subject to change.  In addition, underlying market conditions are subject to change based on economic conditions, consumer references and other factors that are beyond the Company’s control.  A slow-down in sales of nutritional supplements could have a material adverse effect on business, financial condition or results of operations.

The nutritional supplement market is characterized by:

●	Large selections of essentially similar products that are difficult to differentiate,
●	Retail consumer emphasis on value pricing,
●	Constantly changing formulations based on evolving scientific research,
●	Low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements and ready access to large distribution channels, and
●	A lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate and form.

The Company may not be able to effectively compete in this intensely competitive environment.  In addition, nutritional and personal care products can be purchased in a wide variety of channels of distribution, including retail stores.  The Company’s products are relatively few compared to the wide variety of products offered by many of its competitors.  As a result, the Company’s ability to remain competitive depends in part upon the successful introduction of new products and enhancements of existing products.

Leading competitors in the nutritional and personal care product market include Herbalife International, Inc., Nature’s Sunshine Products, Inc., Twinlab Corporation, Weider Nutrition, NBTY and Nu Skin International, Inc.  The Company believes that sales of organic nutritional and personal care products in 2012 exceeded $9 billion.  At the present time, the Company is an insignificant participant in this market.

Intellectual Property

The Company’s products are not protected by any patents or federal or state trademarks.

However, the Company claims certain product names, and unregistered trademarks under common law.  Common law trademark rights do not provide the same level of protection afforded by registration of a trademark.  In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used.  As of August 31, 2012, the Company had registered the trademark “Oblige by Nature”. The Company believes these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to the recognition of its products.  The Company therefore believes that these proprietary rights have been and will continue to be important in enabling it to compete.

The Company also owns certain trade secrets that it tries to protect, primarily those pertaining to the raw materials and formulas for some products.  There can be no assurance that the Company’s trade secrets will not otherwise become known to or independently developed by competitors.

Research and Development

During the past two years our research and development expenses have been less than $1,500.

However, the Company believes that in order to be competitive it will need to commit to continuous product innovation and improvement through research.  Research efforts will combine in-house research, published research, and clinical studies and will involve the following:

●	Investigation of the in vitro activity of new natural extracts,

●	Identification and research of combinations of nutrients that may be suitable for new products,

●	Analysis of the benefits of existing and newly identified nutritional supplements,

●	Improvement of existing products following new discoveries in nutrition, and

●	Improvements to manufacturing processes.

Government Regulation

The manufacturing, packaging, labeling, advertising, promoting, distributing, and the selling of the Company’s products are subject to regulation by numerous governmental agencies in the United States and other countries.  In the United States, the FDA regulates the Company’s products under the Food, Drug, and Cosmetic Act (“FD&C”) and regulations promulgated under the act.  The Company’s products are also subject to regulation by, among others, the Consumer Product Safety Commission, the US Department of Agriculture, and the Environmental Protection Agency.  Advertising of the Company’s products is regulated by the Federal Trade Commission (“FTC”) under the FTC Act.  The manufacturing, labeling, and advertising of products are also regulated by various governmental agencies in each foreign country in which the Company distributes products.

The majority of the Company’s products are regulated as dietary supplements under the FD&C.  Dietary supplements are also regulated under the Dietary Supplement Health and Education Act of 1994 (“DSHEA”).

Under these regulations, a dietary supplement that contains a new dietary ingredient (defined as an ingredient not on the market before October 15, 1994) must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe.  The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide the FDA with the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety.

The Company believes that it currently manufactures dietary supplement products according to the standards of the FDA’s drug-level Good Manufacturing Practices.  However, the Company may be required to expend additional capital and resources on manufacturing controls in the future in order if more stringent GMP’s are adopted.

Other products we market include cosmetics.  In general, the Company’s cosmetic products currently are not subject to pre-market approval by the FDA.  However, cosmetics are subject to regulation by the FDA under the FD&C adulteration and misbranding provisions.  Cosmetics also are subject to specific labeling regulations, including warning statements if the safety of a cosmetic is not adequately substantiated or if the product may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act.  Cosmetics that meet the definition of a drug (i.e., that are intended to treat or prevent disease or affect the structure or function of the body), such as medicated shampoos, are regulated as drugs.  OTC drug products may be marketed if they conform to the requirements of the OTC monograph that is applicable to that drug.  Drug products not conforming to monograph requirements require an approved New Drug Application (“NDA”) before marketing.  Under these provisions, if the agency were to find that a product or ingredient of one of the Company’s

OTC drug products is not generally recognized as safe and effective or does not include it in a final monograph applicable to one of the Company’s OTC drug products, we will have to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include the product.  If the rule becomes final, the Company would have to stop marketing the product as currently formulated.  Whether or not an OTC drug product conforms to a monograph or is subject to an approved NDA, the drug must comply with other requirements under the FD&C including GMP’s, labeling, and the FD&C misbranding and adulteration provisions.

Advertising of products is subject to regulation by the FTC under the FTC Act.  The FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce.  The FTC Act also provides that the dissemination of or causing to be disseminated any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice.  Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made.  Failure to adequately substantiate claims may be considered either deceptive or unfair practices.  Pursuant to this FTC requirement, the Company is required to have adequate substantiation for all material advertising claims made for our products.  Although the Company believes its product claims comply with the law, it may need to revise some product labeling at a future date.

The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions.  FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public.  Violation of these orders could result in substantial financial or other penalties.  The Company has not been the subject of any action by the FTC, but any action in the future by the FTC could materially adversely affect its ability to successfully market its products.

In markets outside the United States, prior to commencing operations or marketing products, the Company may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency.  Approvals or licensing may be conditioned on reformulation of products for the market or may be unavailable with respect to certain products or product ingredients. The Company must also comply with local product labeling and packaging regulations that vary from country to country.

The Company cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on business in the future.  They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuation of certain products that cannot be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation.  Any or all of these requirements could have a material adverse effect on business, financial condition and results of operations.

Employees

As of December 31, 2012 the Company had 3 full time employees and 4 part time employees.  The Company’s 3 full time employees include the Company officers, Dr. Paul Petit, Jean-Philippe Petit, and Julien Lagomarsino.

Facilities

The Company’s offices and manufacturing facility are located at 13250 Gregg St. Suite F, Poway, CA 92064 and consist of 12,000 square feet which is rented for approximately $12,000 per month.  The lease on this space expires on February 2015.  The space currently occupied is expected to be adequate to meet the Company’s foreseeable future needs.

ITEM 1A.   RISK FACTORS.

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   DESCRIPTION OF PROPERTY.

None.

ITEM 3.   LEGAL PROCEEDINGS.

None.

ITEM 4.   MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is not quoted on any exchange and there is no public trading market for any of its securities.

As of December 31, 2012, the Company had 4,990,000 outstanding shares of common stock and 28 shareholders of record.  The Company does not have any outstanding options, warrants or other arrangements providing for the issuance of additional shares of its capital stock.

Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not obligated to declare a dividend. No dividends have ever been declared and the Company does not anticipate or intend upon paying dividends for the foreseeable future.

The Company’s Articles of Incorporation authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock.  The provisions in the Articles of Incorporation relating to the preferred stock allow the directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of common stock.  The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company was incorporated in Nevada in June 1999.

Since September 2000 the Company has been in the business of selling dietary and personal care products.  The Company distributes its products primarily through private label resellers and through spas, beauty salons, health professionals, and health and beauty stores.  As of the date of this report the Company’s products were being sold in the United States and Canada along with several foreign countries.  The Company relies upon referrals from its customers and it website to market its products.

Material changes of certain items in the Company’s Statement of Operations for the year ended August 31, 2012, as compared to the same period last year, are discussed below.

	Increase (I)
Item	or Decrease (D)	Reason

Revenues	D	(1)
Cost of Sales	D	(1)
Salaries and wages	D	(1)

(1)	Loss of major customer.

In October 2011, the Company’s largest customer, Plant Devas, which accounted for approximately 85% the Company’s its sales during the year ended August 31, 2011, decided to manufacture for its own account the products which they had previously been buying from the Company. The Company previously manufactured 22 products from its skin care segment for Plant Devas, who then resold the products under its own label.  The Company is now manufacturing these same 22 skin care products and selling them under its label.  The equipment used to manufacture the skin care products for Plant Devas was not custom built, but was the same equipment used, and which the Company is currently using, to manufacture all of its products.

The Company’s revenues will of course decline until it can replace Plant Devas with other customers.  Cost of sales, salaries and wages, and freight will also decline with the reduction in revenues.  Although the loss of a large customer is not good, it should be noted that even with sales to Plant Devas, net income was only $9,219 during the year ended August 31, 2009 and the Company suffered net losses during the two years ended August 31, 2011.  The loss of Plant Devas caused the Company to write off $5,000 of inventory and $74,942 of account receivables.

Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.
Research and Development

During the past two years the Company research and development expenses have been less than $1,500.

However, the Company believes that in order to be competitive it will need to commit to continuous product innovation and improvement through research.  Research efforts will combine in-house research, published research, and clinical studies and will involve the following:

●	Investigation of the in vitro activity of new natural extracts,
●	Identification and research of combinations of nutrients that may be suitable for new products,
●	Analysis of the benefits of existing and newly identified nutritional supplements,
●	Improvement of existing products following new discoveries in nutrition, and
●	Improvements to manufacturing processes.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements and accompanying notes included with this report.

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE.

On November 12, 2012, John Kinross-Kennedy (“JKK”) resigned as the Company’s independent registered public accountant.

The reports of JKK regarding the Company’s financial statements for the fiscal years ended August 31, 2011 and 2010 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended August 31, 2011 and 2010, and during the period from September 1, 2010 through

November 12, 2012, the date of resignation, there were no disagreements with JKK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of JKK would have caused him to make reference to such disagreement in his reports.

The Company has provided JKK with a copy of this report on Form 10-K prior to its filing with the Securities and Exchange Commission and requested that JKK furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether he agrees with the above statements and, if he does not agree, the respects in which he does not agree. A copy of the letter from JKK is filed as an exhibit to this report.

On November 12, 2012, the Company, through and with the approval of its Board of Directors, engaged Anton & Chia, LLP as its independent registered public accounting firm.

Prior to engaging Anton & Chia, the Company did not consult with Anton & Chia regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Anton & Chia on the Company’s financial statements, and Anton & Chia did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 9A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Principal Executive and Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to the Company’s management, including the Company’s  Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of August 31, 2012, the Company’s disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s Principal Executive and Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Principal Executive and the Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Title

Dr. Paul F. Petit	60	President, Principal Financial Officer, Principal Accounting Officer and a Director
Jean-Philippe Petit	30	Vice President, Principal Operating Officer
Alain S. Petit	49	Vice President of IT and a Director
Kelley A. Thompson	49	Production Manager

Dr. Paul Petit has served as the Company’s President, Chief Executive Officer and as a director since September 2000.  Prior to his association with the Company, Dr. Petit was employed with S.A.R.L. NAPRODIS France. Dr. Petit is a Certified Chiropractic Sport Physician, a Phyto-aromatherapist, a Naturopath and a Psychologist.  Dr. Petit was in private practice in France from 1978 to 1985, was Director of the “Centre Chiropractique de l’Anjou” in France from 1985 to 1994, and was an independent parapharmaceutical consultant from 1994 to 1997.  Dr. Petit was Director of Technical Services and Research at Phybiosis between 1997 and 2000.  Although Dr Petit received a degree in finance and accounting from the Institute of Technology in Angers, France, Dr. Petit has not had any practical experience in accounting and financial reporting during the past five years.

Jean-Philippe Petit has been the Company’s Vice President and Chief Operating Officer since 2008. Between 2007 and the time he became the Company’s Chief Operating Officer, Mr.Petit studied English in the United States.  During 2006 and 2007 Mr. Petit worked for S.A.R.L. Naprodis.  Mr. Petit received his Engineering degree in Chemistry in 2006.

Alain S. Petit has been the Company’s Vice President and a director since 2000.  Between 2000 and 2001 Mr. Petit provided consulting advice in the areas of computer networking, internet applications and information technology.  Since 2002 Mr. Petit has been employed by Capital One in Richmond, Virginia in their computer information technology department.

Kelley A. Thompson has been the Company’s production manager since May 2003.

Directors serve for one-year terms and are elected annually by stockholders. Executive officers are appointed by and serve at the pleasure of the board of directors.

Dr. Petit may be considered a “promoter,” as that term is defined in the rules and regulations of the Securities and Exchange Commission.  Directors are elected to hold office until the next annual meeting of shareholders and until their successors have been elected and qualified.  Executive officers are elected by the Board of Directors and hold office until resignation or removal by the Board of Directors.

Dr. Paul Petit and Alain Petit are brothers.  Dr. Paul Petit is the husband of Kelley Thompson.

Jean-Philippe Petit is the son of Paul Petit.

Paul Petit, Jean-Philippe Petit and Kelly Thompson devote 100% of their time to our business.  Alain Petit allocates approximately 25% of his time to our business.

The Company’s two directors have served as directors for a significant period of time.  Consequently, each director’s long-standing experience benefits the Company as well as its shareholders.

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth in summary form the compensation received by the Company’s Chief Executive Officer. None of the Company’s officers have ever received in excess of $100,000 in compensation during any fiscal year.

				Stock	Option	All Other
Name and Principal	Period	Salary	Bonus	Awards	Awards	Compensation
Position	Total	(1)	(2)	(3)	(4)	(5)

Paul Petit,	2012	--	--	--	--	--
President and	2011	$68,329	--	--	--	$68,329
Chief Executive Officer	2010	$73,200	--	--	--	$73,200

The Company does not have any consulting or employment agreements with any officers or directors.  The Company may in the future compensate officers for past services.  However, the Company has not determined what amount may be paid in this respect and none of the proceeds from this offering will be used to pay officers for compensation which is accrued but unpaid as of the date of this report.

The board of directors may increase the compensation paid to officers depending upon a variety of factors, including the results of future operations.

The following table shows the amount which the Company expects to pay executive officers during the twelve months ending August 31, 2013 and the amount of time these officers expect to devote to the Company’s business.

		Percentage of time
	Projected	to be Devoted
Name	Compensation	to Operations

Paul Petit	$95,000	100%
Jean-Philippe Petit	$60,000	100%
Alain Petit	--	25%
Kelley Thompson	$60,000	100%

Stock Options.  The Company has not granted any stock options as of the date of this report.  In the future, the Company may grant stock options to officers, directors, employees or consultants.

Long-Term Incentive Plans.  The Company does not provide officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans.   The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors. Directors do not receive any compensation pursuant to any standard arrangement for their services as directors.  Although the Company’s bylaws permit it to pay directors for attending meetings, the Company does not compensate directors for attending meetings.

Compensation Committee/Interlocks/Participation.  The Company does not have a compensation committee.  The Company’s Board of Directors acts as the Company’s compensation committee.  During the year ended August 31, 2012, all of our directors participated in deliberations concerning executive officer compensation.

During the year ended August 31, 2012, no director of the Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the ownership of the Company’s common stock as ofApril 30, 2013 by each shareholder known by it to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group.  Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

	Shares
Name and Address of	Beneficially		Percent of
Beneficial Owner	Owned		Class

Paul Petit	1,200,000		24%
13250 Gregg St., Suite F
Poway, CA 92064

Jean-Philippe Petit	--		--
13250 Gregg St., Suite F
Poway, CA 92064

Alain S. Petit	--	(1)	--
5409 Bennett Lane
Glen Allen, VA 23059

Kelly A. Thompson	--		--
13250 Gregg St., Suite F
Poway, CA 92064

S.A.R.L. Naprodis	1,800,000	(1)	36%
Le Haut Marais
49370 St. Clement de la Place
France

*All Executive Officers and
Directors as a group (4 persons)	3,000,000		60%

(1)	S.A.R.L. Naprodis is a French corporation. Alain S. Petit owns 40% of S.A.R.L. Naprodis. The remaining 60% of S.A.R.L. Naprodis is owned by persons who are not affiliated with the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In June 1999 the Company issued 1,200,000 restricted shares of common stock to Paul Petit and 1,800,000 restricted shares of common stock to S.A.R.L. Naprodis for services related to the Company.  The services were valued at $100 in the case of Dr. Petit and $150 in the case of S.A.R.L. Naprodis.

Many of the Company’s products are sold under the brand name “Phybiosis.”  Phybiosis is the name of a partnership that between 1991 and 2000 sold nutritional and personal care products similar to those which the Company sells.  After Phybiosis discontinued sales in 2000 Phybiosis had inventory of raw materials on hand which the Company purchases from time-to-time as the need arises.  Purchases from Phybosis during periods indicated were:

Year ended August 31, 2012:	$2,148
Year ended August 31, 2011:	$12,021
Year ended August 31, 2010:	$12,999
Year ended August 31, 2009:	$5,122

Paul Petit and Alain Petit, two of the Company’s  officers and directors, are the partners of Phybiosis.

S.A.R.L. Naprodis is a French corporation which owns 43% of the Company’s outstanding shares.  S.A.R.L. Naprodis supplies the Company with minor quantities of the oils, clay and salt which are used in the manufacture of the Company’s products.

Purchases from S.A.R.L. Naprodis during periods indicated were:

Year ended August 31, 2012:	$0
Year ended August 31, 2011:	$--
Year ended August 31, 2010:	$17,758
Year ended August 31, 2009:	$8,756

Alain Petit owns 40% of S.A.R.L. Naprodis.  The remaining 60% of S.A.R.L. Naprodis is owned by persons who are not affiliated with the Company.

The Company purchases raw materials from Phybiosis and S.A.R.L. Naprodis at their cost.  The Company pays the shipping charges for any raw materials purchased from S.A.R.L. Naprodis.

S.A.R.L. NAPRODIS has not purchased products from the Company during the past three years.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

John Kinross-Kennedy served as the Company’s independent registered public accountant for the years ended August 31, 2012. The following table shows the aggregate fees billed by Mr. Kinross to the Company for the periods shown.

	Year Ended August 31,
	2012	2011

Audit Fees	$7,200	$6,500
Audit-Related Fees	$1,800
Tax Fees	--	--
All Other Fees	$20	--

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Form 10-Q reports.  Prior to contracting with Mr. Kinross to render audit or non-audit services, each engagement was approved by the Company’s directors.

Anton & Chia, LLP served as the Company’s independent registered public accountant for the year ended August 31, 2012.  Anton & Chia did not invoice the Company for any fees during the year ended August 31, 2012 since they were not engaged by the Company until November 13, 2012.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and ShareholdersNaprodis, Inc.

We have audited the accompanying balance sheet of Naprodis, Inc. (the “Company”)as of August 31, 2012, and the related statements of operations, shareholders’ deficit and cash flows for each of the year ended August 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2012 and the results of its operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, the 2011 financial statements have been restated to correct a misstatement. We audited the adjustments necessary to restate the property and equipment and accumulated deficit information provided in Note 6. In our opinion, such adjustments are appropriate and have been properly applied.

The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred an accumulated deficit of $419,806 from inception to August 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ANTON & CHIA, LLP

Newport Beach, California
May 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

John Kinross-Kennedy, CPA
17848 Skypark Circle
Irvine, CA  92614-6401
(949) 955-2522.   Fax (949)724-3817
jkinross@zamucen.com
Member:
American Institute of CPAs
California Society of CPAs

To:  The Board of Directors and Shareholders
Naprodis, Inc.
13250 Gregg Street, Suite F
Poway, California  92064

I have audited the accompanying balance sheet of Naprodis, Inc. as of August 31, 2011 and the related statements of income, shareholders’ equity and cash flows for the year ended August 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), (PCAOB).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Naprodis, Inc. as of August 31, 2011 and the results of its operations and its cash flows for the year ended August  31, 2011 in conformity with United States generally accepted accounting principles.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross Kennedy John Kinross-Kennedy Certified Public Accountant

Irvine, California
January 4, 2012

NAPRODIS INC.
BALANCE SHEET
as of August 31,

	2012	2011
		(Restated)

ASSETS

Current assets
Cash	$648	$15,726
Accounts receivable	11,396	49,407
Inventories, net	118,083	126,410
Total current assets	130,127	191,543
Property and equipment, net	40,523	53,486
Other assets	10,159	10,159

TOTAL ASSETS	$180,809	$255,188

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	98,021	63,346
Accrued payroll and payroll taxes	1,484	13,918
Accrued interest	33,795	21,217
Customer deposits	-	2,104
Payables to related party	124,523	95,319
Officer loans	206,542	108,732
Total liabilities	464,365	304,636

Stockholders' deficit
Preferred stock, $0.001 par value,
10,000,000 shares authorized, 0 shares issued.	-	-
Common stock, $0.001 par value,
60,000,000 shares authorized;
4,990,000 issued and outstanding at
August 31, 2012 and August 31, 2011.	4,990	4,990
Additional paid-in capital	131,260	131,260
Accumulated deficit	(419,806)	(185,698)
Total stockholders' deficit	(283,556)	(49,448)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$180,809	$255,188

The accompanying notes are an integral part of these financial statements

NAPRODIS INC.
STATEMENT OF OPERATIONS
For the year ended August 31,

	2012	2011

Revenues	$288,044	$1,073,831

Cost of sales, (exclusive of depreciation, included in general & administrative expenses)	60,561	159,053

Gross profit	227,483	914,778

Selling expenses	31,617	130,257

General and administrative expenses
Occupancy costs	134,960	126,330
Salaries and wages	87,308	539,546
Other general and administrative expenses	194,872	172,323

Total general and administrative expenses	417,140	838,199

Net Loss before other income and expenses	(221,274)	(53,678)

Interest expense	(12,834)	(8,014)

Net Loss	$(234,108)	$(61,692)

Net Loss per share - basic and diluted	$(0.05)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	4,990,000	4,990,000

The accompanying notes are an integral part of these financial statements

NAPRODIS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
For the period September 1, 2010 to August 31, 2012
(Restated)

			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity (Deficit)
	Shares	Amount	Capital	Deficit	Total

Balances at September 1, 2010	4,990,000	$4,990	$131,260	$(133,059)	$3,191

Adjustment to accumulated depreciation				9,053	9,053
Net Loss for the year	-	-	-	(61,692)	61,692)

Balances at August 31, 2011	4,990,000	$4,990	$131,260	$(185,698)	$(49,448)

Net Loss for the year	-	-	-	(234,108)	234,108)

Balances at August 31, 2012	4,990,000	$4,990	$131,260	$(419,806)	$(283,556)

The accompanying notes are an integral part of these financial statements

NAPRODIS, INC.
STATEMENT OF CASH FLOWS
For the years ended August 31,

	2012	2011
		(Restated)
OPERATING ACTIVITIES
Net Loss	$(234,108)	$(61,692)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	13,638	13,604
Provision for inventory reserves	9,960
Change in operating assets and liabilities:
Accounts receivable	38,011	(5,492)
Accounts payable and accrued expenses	34,675	4,991
Accrued payroll and payroll taxes	(12,434)	1,313
Accrued interest	12,578	7,507
Inventory	(1,633)	(17,782)
Prepaid expenses	-	1,010
Customer deposits	(2,104)	2,104
Net cash used in operating activities	(141,417)	(54,437)

INVESTING ACTIVITIES
Acquisition of equipment	(675)	-
Net cash used in investing activities	(675)	-

FINANCING ACTIVITIES
Proceeds from payables to related party	29,204	16,464
Proceeds from officer loans	97,810	44,859
Net cash provided by financing activities	127,014	61,323

NET INCREASE (DECREASE) IN CASH	(15,078)	6,886

CASH AT BEGINNING OF PERIOD	15,726	8,840

CASH AT END OF PERIOD	$648	$15,726

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

NOTE 1- BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business

Naprodis, Inc. (the “Company”) was incorporated in the state of Nevada on June 4, 1999, and chose August 31 as its fiscal year end. The Company is a pharmaceutical manufacturer, supplying natural raw materials and natural health care products to the health supplement and beauty product industry.  The Company also markets its own line of beauty products from its offices and laboratory in Poway, California.

Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”)

The financial statements presented include all adjustments consisting of normal recurring accruals and adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. As of August 31, 2012 and 2011 there were no cash and cash equivalents.

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

Level 1:  Quoted prices in active markets for identical assets or liabilities.

Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

All of the Company’s financial instruments are recorded at fair value due to their term of maturity.

Accounts Receivable

Accounts receivable are presented at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and uses the allowance method to account for uncollectible accounts receivable balances.  Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible.  Factors used to establish an allowance include the age of the balance, credit quality, payment history, current credit-worthiness of the customer and current economic trends.  There is no allowance for doubtful accounts as of August 31, 2012;`(August 31, 2011 – $ Nil).

In November 2011 a major customer of the Company ceased ordering from the Company and disputed the balance of the receivable of $74,942.  The amount became uncollectable and the receivable was written down to bad debts.

Inventories

Inventories are recorded as lower of cost (first in, first out) or market value. When required, a provision is made to reduce excess and obsolete inventory to estimated net value.  A periodic inventory system is maintained by 100% count. Inventory at August 31, 2012 and 2011 consisted of raw materials, work in process, and finished goods as follows:

	August 31,
	2012	2011

Raw materials	$68,698	$79,338
Work in process	326 186
Finished goods	3,909 3,081
Containers and Packaging	55,110	43,805
Total inventory	128,043	126,410
Provision for price adjustments	(9,960)	--
Inventory, net	$118,083	$126,410

Other Assets

Other assets represent amounts paid under the Company’s office and laboratory space lease.

Property and Equipment

Equipment is stated at cost less accumulated depreciation and depreciated using straight line methods over the estimated useful lives of the related assets ranging from 5 to 10 years.

Equipment:	5 and 7 years (pallet racks 10 years)
Furniture and Fixtures	7 years
Autos, trucks, buses	5 years

Assets costing more than $500 are capitalized.  Maintenance and repairs are expensed currently. The cost of normal maintenance and repairs is charged to operations as incurred.  Major overhaul that extends the useful life of existing assets is capitalized.  When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Impairment of Long-lived Assets

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

Recognition of Revenue

The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of completion of services to customers when a formal arrangement exists, the price is fixed or determinable, the delivery of services is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue from wholesale customers is recognized at the time title passes and risk of loss is transferred to the customer, i.e. FOB “freight on board”. Discounts are based on trade terms. E-commerce revenue is recognized upon receipt of payment and shipment to the customer. The Company does not grant price adjustments after a sale is complete.  The Company warrants its products sold on the internet with a right of exchange. Returns of unused merchandise are pre-authorized.  Sales are presented net of discounts and allowances. The Company accounts for sales taxes by excluding such taxes from revenue and cost of revenue.  Components of Revenue:

	2012	2011

Service	26.3%	55.0%
Personal Care	65.8%	24.5%
Other	7.9%	20.5%

Shipping and Handling Costs

Shipping and handling charges billed to customers are included in general revenue. Costs associated with shipping goods to customers that are not billed are reflected as Selling Costs.

	2012	2011

Shipping and handling costs billed to customers	$6,128	$148,743
Cost of shipping goods to customers not billed	-	-

Cost of Sales

Cost of Goods Sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight in and import costs, as well as changes in reserves for inventory shrinkage and obsolescence.  The cost of depreciation is excluded, and is included in general and administrative expense.

Concentration of Credit Risk

Credit risk arises from the potential that a counterpart will fail to perform its obligations.  The Company is exposed to credit risk related to its accounts receivable and manufacturing risk related to source of raw materials.

Product Purchases and Accounts Payable: the Company purchased approximately 10% of its products from two companies that are related parties in the fiscal year ended August 31, 2012; (42% in 2011).  (See Note 3).

	2012	2011

Purchases of products from related parties	$2,149	$60,947
Purchases of products from other parties	18,689	83,478
	$20,838	$144,425

It is management’s opinion that the Company is not exposed to significant credit risk associated with its accounts receivable as at August 31, 2012, nor manufacturing risk related to its suppliers.

Loss per share

The Company computes net loss per common share in accordance with FASB ASC 260 (SFAS No. 128 “Earnings per Share” and SAB No. 98).  Under the provisions of ASC 260, the basic net loss per common share is computed by dividing the net loss available to common stock outstanding during the period.  Net loss per share on a diluted basis is computed by dividing the net loss for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

The Company has no potentially dilutive securities outstanding as of August 31, 2012 and 2011.

Provision for Income Taxes

The company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of  deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company generated a deferred tax credit through net operating loss carry forwards.  As of August 31, 2012 the Company had federal and state net operating loss carry forwards of approximately $420,000 ($185,000 in 2011) that can be used to offset future taxable income.  The carry forwards will begin to expire in 2014 unless utilized in earlier years.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at August 31, 2012 and 2011 as follows:

	August 31, 2012	August 31, 2011

Deferred tax asset, beginning	$69,000	$47,000
Provision of current year’s operating loss	90,000	22,000

Deferred tax asset, ending	$159,000	$69,000

Valuation allowance, beginning	$(69,000)	$(47,000)
Current year’s loss provision	(90,000)	(22,000)
Valuation Allowance, ending	$(159,000)	$(69,000)
Increase in Allowance	90,000	-

Deferred tax asset, net	$0	$0

Tax at statutory rate - Federal	34%	34%
State tax expense net of Federal tax	6%	6%
Changes in valuation allowance	40%	40%

Tax expense	$-	$-

Recent Accounting Pronouncements

 Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements.

Going Concern

As shown in the financial statements, the Company incurred a net loss of $234,108 during the year ended August 31, 2012, and as of that date, the Company’s current liabilities exceeded its current assets by $334,128.  These factors, as well as the Company having negative cash flow in the fiscal year ended August 31, 2012, create an uncertainty regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – PROPERTY AND EQUIPMENT

	Cost	Accumulated Depreciation	August 31, 2012 Net Book Value	Cost	Accumulated Depreciation	August 31, 2011 Net Book Value

Laboratory equipment, computers & software	$48,152	$31,417	$16,735	$48,001	$24,354	$23,647
Office furniture	10,819	4,003	6,816	10,292	2,645	7,647
Automobiles	28,800	11,828	16,972	28,800	6,608	22,192
	$87,771	$47,248	$40,523	$87,093	$33,607	$53,486

Depreciation:   August 31, 2012:  $13,638;  (August 31, 2011: $13,604).

NOTE 3 – PAYABLES TO RELATED PARTY

The following payables to companies that are related by common ownership are payable on demand, have no terms of repayment or maturity date and accrue interest at 5% per annum:

	August 31,
	2012	2011

Solde Naprodis Inc.	$4,418	$4,418
Phybiosis Inc.	120,105	90,901
	$124,523	$95,319

NOTE 4 – OFFICER LOANS

Loans from the following officers of the Company are payable on demand, have no terms of repayment or maturity date and accrue interest at 5% per annum:

	August 31,
	2012	2011

Paul Petit	$101,987	$85,757
Alain Petit	16,101	351
Kelley Thompson	67,258	22,587
Jean-Phillipe Petit	7,237	37
Antoine Lagomarsino	6,459	0
Guillaume Petit	7,500	0
	$206,542	$108,732

NOTE 5 – OPERATING LEASES

 On February 1, 2011 the Company leased office and warehouse space under a lease that expires January 31, 2015. The future minimum payments for lease and common area costs are as follows, for the fiscal years ending August 31,

2013	135,233
2014	138,740
2015	58,425
$332,398

NOTE 6 – PRIOR PERIOD ADJUSTMENT

During the year ended August 31, 2012, the Company recorded prior period adjustments to the year ended August 31, 2011 to correct accounting for the accumulated depreciation expense on property and equipment.  The accompanying financial statement has been restated. Total assets and stockholders' equity have been restated to reflect the recording of the accumulated depreciation expense that was recorded in error.

The effect on total assets and stockholders' equity as of August 31, 2011 was as follows:

	As	Restatement
	Previously	Related	As
	Reported	Adjustments	Restated

Property and equipment, net	$44,433	$9,053	$53,486

Total assets	$44,433	$9,053	$53,486

Accumulated deficit	$(194,751)	$9,053	$(185,698)

Total stockholders’ equity	$(58,501)	$9,053	$(49,448)

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

NOTE 8 – SEGMENTED INFORMATION

The Company’s revenue is derived from three segments:

1.	Personal Care.

The Company develops, manufactures and labels personal care products marketed under the Company’s brands Oblige and Aromune.  Personal care products include:

*  Skin Care
*  Body Care
*  Hair Care
*  Dietary Supplements

2.	Service

The Company acts as a fulfillment center for retailers, charging them for fulfilling customer orders for personal care products.  The Company manufactures these private label products to retailers’ specifications and holds them in segregated inventory for shipment.

3.	Other

Other revenue is from the sale of bulk products to manufacturers of personal care products. This includes:

*  Raw Materials: Celtic Sea Salt, Fatty Vegetable Oils, Sea Algae
*  Raw Essential Oils
*  Raw Clay
*  Raw Hydro
*  Raw Herbs

Year ended August 31, 2012

	Personal
	Care	Service	Other	Total

Sales	189,563	78,611	19,870	288,044
Cost of Sales	34,214	11,662	4,725	50,601
Segment Profit	155,349	66,949	15,145	237,443

Although the Company sells more than 400 Personal Care products, only the Company’s skin care product line accounted for more than 10% of the Company’s revenue for the year ended August 31, 2012.  The following presents certain information concerning the Company’s skin care product sub segment:

Skin Care:  Year ended August 31, 2012
		All Other
	Skin Care	Segments	Total

Revenue	274,303	13,741	288,044
Interest Revenue	0	0	0
Interest Expense	0	12,834	12,834
Depreciation and Amortization	0	13,638	13,638
Segment profit (loss)	226,116	11,347	237,443
Segment assets (1)	123,993	4,050	128,043
Expenditures for
segment assets (1)	21,300	12,138	33,438

Skin Care:  Year ended August 31, 2011
		All Other
	Skin Care	Segments	Total

Revenue	976,707	97,124	1,073,831
Interest Revenue	0	0	0
Interest Expense	0	8,014	8,014
Depreciation and Amortization	0	13,604	13,604
Segment profit (loss)	12,955	901,823	914,778
Segment assets (1)	2,580	123,830	126,410
Expenditures for segment assets	144,425	19,297	163,722

(1)	Inventory is the only asset that can be segmented since the remaining assets of the Company are used for all of the Company’s activities.

NOTE 9 – CAPITAL  STOCK

Authorized capital stock consists of 60,000,000 shares of Common Stock at par value $0.001 per share. As of August 31, 2012 there were 4,990,000 shares of Common Stock issued and outstanding, (4,990,000 as of August 31, 2011).

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Exhibit Name
3.1	Articles of Incorporation*
3.2	Bylaws*
16	Letter Regarding Change in Certifying Accountant
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

*	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File # 333-122009).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2013	NAPRODIS, INC.

	By:	/s/ Paul Petit
Paul Petit, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Petit	Principal Executive,	May 13, 2013
Paul Petit	Financial and Accounting Officer
and a Director

/s/ Alain Petit	Director	May 13, 2013
Alain Petit