Form 10-Q
period 2012-11-30
Naprodis, Inc.
filed 2013-05-30
CIK 1313938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended November 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,990,000 shares outstanding as of May 23, 2013.

NAPRODIS, INC.

FINANCIAL STATEMENTS

For the three months ended

November 30, 2012

FINANCIAL STATEMENTS

NAPRODIS, INC.
BALANCE SHEETS

	November 30,	August 31,
	2012	2012
ASSETS	(Unaudited)
Current assets
Cash	$13,237	$648
Accounts receivable	12,177	11,396
Inventories, net	124,769	118,083
Total current assets	150,183	130,127

Property and equipment, net	37,088	40,523
Other assets	10,159	10,159
TOTAL ASSETS	$197,430	$180,809

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$123,995	$98,021
Accrued payroll and payroll taxes	1,092	1,484
Accrued interest	37,927	33,795
Payables to related party	124,523	124,523
Officer loans	205,505	206,542
Total liabilities	493,042	464,365

Stockholders' deficit
Preferred stock, $0.001 par value,
10,000,000 shares authorized, 0 share issued	-	-
Common stock, $0.001 par value,
60,000,000 shares authorized;
4,990,000 issued and outstanding at
November 30, 2012 and August 31, 2012	4,990	4,990
Additional paid-in capital	131,260	131,260
Accumulated deficit	(431,862)	(419,806)

Total stockholders’ deficit	(295,612)	(283,556)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$197,430	$180,809

The accompanying notes are an integral part of these financial statements

NAPRODIS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	November 30,
	2012	2011

Revenue	$70,574	$190,669
Cost of sales, (exclusive of depreciation, included in
general & administrative expenses)	12,331	25,330
Gross profit	58,243	165,339

Selling, general and administrative expenses
Selling expenses	1,938	4,220
Occupancy costs	33,306	32,372
Salaries and wages	2,088	73,033
Other general and administrative expenses	28,045	62,954

Total selling, general and administrative expenses	65,377	172,579

Net loss before other income and expenses	(7,134)	(7,240)

Interest expense	4,922	2,604

Net loss	$(12,056)	$(9,844)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	4,990,000	4,150,000

The accompanying notes are an integral part of these financial statements

NAPRODIS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	November 30,
	2012	2011
Operating Activities
Net loss	$(12,056)	$(9,844)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation expense	3,435	3,401
Changes in operating assets and liabilities:
Accounts receivable	(781)	(5,806)
Inventories	(6,686)	2,622
Prepaid expenses	-	(6,500)
Accounts payable and accrued expenses	25,974	3,005
Accrued payroll and payroll taxes	(392)	(13,909)
Bank overdraft	-	8,044
Accrued interest	4,132	2,604
Customer deposits	-	(2,104)
Net cash provided by (used in) operating activities	13,626	(18,487)

Financing Activities
Repayment on officer loans	(1,037)	4,254
Net cash used in financing activities	(1,037)	4,254

Net increase (decrease) in cash	12,589	(14,233)
Cash, beginning of period	648	15,726
Cash, end of period	$13,237	$1,493

Supplemental disclosures of cash flow information
Cash paid for
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMTNS
For the three months ended
November 30, 2012

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements as of and for the three months ended November 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2012 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended November 30, 2012 are not necessarily indicative of results for the entire year ending August 31, 2013.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. As of November 30, 2012 and August 31, 2012, there were no cash and cash equivalents.

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

 Components of Revenue:
	2012	2011

Service	19.2%	26.3%
Personal Care	80.8%	65.8%
Other	0.0%	7.9%

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

Inventories

Inventory is recorded as lower of cost (first in, first out) or market. When required, a provision is made to reduce excess and obsolete inventory to estimated net value. Inventory at November 30, 2012 and August 31, 2012 consisted of raw materials, work in process, and finished goods as follows:

	November 30,	August 31,
	2012	2012

Raw materials	$133,891	$123,811
Work in process	326	326
Finished goods	512	3,906
Provision for price adjustments	(9,960)	(9,960)
Total inventory	$124,769	$118,083

Deposits

Deposits represent amounts paid under the Company’s office and laboratory space lease.

November 30,	August 31,
2012	2012

$10,159	$10,159

Concentration of Credit Risk:  Credit risk arises from the potential that a counterpart will fail to perform its obligations.  The Company is exposed to credit risk related to its accounts receivable and manufacturing risk related to source of raw materials.

Cash and cash equivalents:  The Company maintains its cash deposits in one bank account, which at times may exceed federally insured limits.

Revenues and Accounts Receivable:  It is management’s opinion that the Company is not exposed to significant credit risk associated with the balance of its accounts receivable as of November 30, 2012 and August 31, 2012, nor manufacturing risk related to its suppliers.

Product Purchases and Accounts Payable:  The Company purchased approximately 10% and 42% in 2012 and 2011, respectively, of its products from two companies that are related parties. (See Note 6)

Accounts Receivable

Accounts receivable are presented at net realizable value consisting of the carrying amount, less an allowance for uncollectible accounts as needed. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and uses the allowance method to account for uncollectable accounts receivable balances.  Under the allowance method, if needed, an estimate of uncollectable customer balances is made based upon specific account balances that are considered uncollectable.  Factors used to establish an allowance include the age of the balance, credit quality, payment history, current credit-worthiness of the customer and current economic trends. There is no allowance for doubtful accounts recorded as of November 30, 2012 and August 31, 2012 as the balance of the Company’s receivables was considered collectable based on analysis of individual accounts.

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

Loss Per Share

The Company computes net earnings (loss) per common share in accordance with FASB ASC 260 (SFAS No. 128 “Earnings per Share” and SAB No. 98).  Under the provisions of ASC 260, the basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stock outstanding during the period.  Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

The Company has no potentially dilutive securities outstanding as of November 30, 2012 and 2011.

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

All of the Company’s financial instruments are recorded at fair value due their term of maturity.

Provision for Income Taxes

The company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of  deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.  The Company generated a deferred tax credit through net operating loss carry forwards.  As of November 30, 2012 the Company had federal and state net operating loss carryforwards of approximately $441,000 that can be used to offset future taxable income.  The carryforwards will begin to expire in 2014 unless utilized in earlier years.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

NOTE 2 – GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $12,056 and $9,844 during the three months ended November 30, 2012 and 2011, respectively. The Company has accumulated a deficit of $431,862 and $419,806 as of November 30, 2012 and August 31, 2012, respectively. These factors create an uncertainty regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

A summary as of November 30, 2012 and August 31, 2012 is as follows:

	November 30,	August 31,
	2012	2012

Machinery and Equipment	$48,152	$48,152
Automobile	28,800	28,800
Furniture and Fixtures	10,819	10,819
	87,771	87,771
Less: accumulated depreciation	(50,683)	(47,248)
Property and equipment, net	$37,088	$40,523

NOTE 4 – OPERATING LEASES

 The Company leased office and warehouse space under a lease that expired January 31, 2010.  On February 1, 2011 the Company moved to new premises under a five year lease. The future minimum payments for lease and common area costs are as follows, for the fiscal years ending August 31,

2013	135,235
2014	158,740
2015	58,425
$352,400

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the financial statements.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 6 – PAYABLES TO RELATED PARTIES

The following payables to companies that are related by common ownership are payable on demand, have no terms of repayment or maturity date and accrue interest at 5% per annum:

	November 30,	August 31,
	2012	2012

Solde Naprodis Inc.	$4,418	$4,418
Phybiosis Inc.	120,105	120,105
	$124,523	$124,523

NOTE 7 – OFFICER LOANS

Loans from the following officers of the Company have no terms of repayment or maturity, are payable on demand and bear interest at 5% per annum.

	November 30,	August 31,
	2012	2012

Paul Petit	$101,987	$101,987
Alain Petit	16,101	16,101
Kelley Thompson	67,258	67,258
Jean-Phillipe Petit	6,200	7,237
Antoine Lagomarsino	6,459	6,459
Guillaume Petit	7,500	7,500
	$205,505	$206,542

NOTE 8 – LOSS CONTINGENCIES, LEGAL PROCEEDINGS

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 9 – SEGMENTED INFORMATION

Although the Company sells more than 400 products, only the Company’s skin care product line accounted for more than 10% of the Company’s revenue for the three months ended November 30, 2012 and 2011.  The following presents certain information concerning the Company’s skin care product segment:

For the three months ended November 30, 2012

	Skin Care	All Other Segments	Total

Revenue	$57,038	$13,536	$70,574
Interest Revenue	0	0	0
Interest Expense	5,383	1,278	6,661
Depreciation and Amortization	2,776	659	3,435
Segment profit (loss)	42,659	10,123	52,782
Segment assets (1)	104,404	24,777	129,181
Expenditures for segment assets (1)	14,409	3,394	17,803

For the three months ended November 30, 2011

	Skin Care	All Other Segments	Total

Revenue	$171,602	$19,067	$190,669
Interest Revenue	0	0	0
Interest Expense	0	2,577	2,577
Depreciation and Amortization	0	3,402	3,402
Segment profit (loss)	24,555	2,729	27,284
Segment assets (1)	2,576	126,213	128,789
Expenditures for segment assets	5,826	779	6,605

(1)	Inventory is the only asset that can be segmented since the remaining assets of the Company are used for all of the Company’s activities.

All other segments are:

●	Body Care
●	Hair Care
●	Dietary Supplements
●	Raw Materials which include:

*	Essential Oils
*	Hydrolates
*	Clays
*	Celtic Sea Salt
*	Fatty Vegetal Oils
*	Sea Algae

NOTE 10 – CAPITAL STOCK

At November 30, 2012, the Company has 10,000,000 shares of preferred stock and 60,000,000 shares of common stock authorized and 4,990,000 shares of common stock issued and outstanding at par value of $.001 per share.

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

Material changes of certain items in the Company’s Statement of Operations for the three months ended November 30, 2012, as compared to the same period last year, are discussed below.

	Increase (I)
Item	or Decrease (D)	Reason

Revenues	D	(1)
Cost of Sales	D	(1)
Salaries and wages	D	(1)
Other general and
administrative expenses	D	(1)

(1)	Loss of major customer.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of November 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2012, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 6.  Exhibits

a.  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAPRODIS, INC.

Date: May 24, 2013	By:	/s/ Paul Petit
Paul Petit, President, Principal Executive,
Financial and Accounting Officer