Form 10-Q
period 2013-02-28
Naprodis, Inc.
filed 2013-06-21
CIK 1313938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended February 28, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

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
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,990,000 shares outstanding as of  June 15, 2013.

NAPRODIS, INC.

FINANCIAL STATEMENTS

For the three months ended

February 28, 2013

FINANCIAL STATEMENTS

NAPRODIS, INC.
BALANCE SHEETS
(Unaudited)

	February 28,	August 31,
	2013	2012

ASSETS
Current Assets
Cash	$16,700	$648
Accounts Receivable	13,513	11,396
Inventories, net	117,087	118,083
Total Current Assets	147,300	130,127

Property and equipment, net	33,653	40,523
Other Assets	10,159	10,159

TOTAL ASSETS	$191,112	$180,809

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and accrued expenses	$120,097	$98,021
Accrued payroll and payroll taxes	1,277	1,484
Accrued Interest	41,262	33,795
Customer Deposits	7,335	-
Payables to related party	137,127	124,523
Officer Loans	210,695	206,542
Total Liabilities	517,793	464,365

Stockholders' Deficit
Preferred stock, $0.001 par value,
10,000,000 shares authorized, 0 shares issued	-	-
Common Stock, $0.001 par value,
60,000,000 shares authorized;
4,990,000 isssued and outstanding at
February 28, 2013 and August 31, 2012	4,990	4,990
Additional paid-in capital	131,260	131,260
Deficit	(462,931)	(419,806)
Total Stockholders's Deficit	(326,681)	(283,556)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$191,112	$180,809

The accompanying notes are an integral part of these financial statements

NAPRODIS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Revenues	$47,927	$41,196	$118,501	$231,865

Cost of sales, (exclusive of depreciation, included in general
& administrative expenses)	11,542	12,329	23,873	18,934

Gross profit	36,385	28,867	94,628	212,931

Selling, General and Administrative Expenses
Selling expenses	7,731	6,359	9,669	29,304
Occupancy costs	33,306	31,656	66,612	64,028
Salaries and wages	2,255	10,571	4,343	83,604
Other general and administrative expenses	20,190	21,920	48,235	84,874

Total selling, general and administrative expenses	63,482	70,506	128,859	261,810

Net Loss before other income and expenses	(27,097)	(41,639)	(34,231)	(48,879)

Interest expense	(3,972)	(3,961)	(8,894)	(6,565)

Net Loss	$(31,069)	$(45,600)	$(43,125)	$(55,444)

Loss per share - basic and diluted	(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	$4,990,000	4,990,000	$4,990,000	$4,990,000

The accompanying notes are an integral part of these financial statements

NAPRODIS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended
	February 28,	February 29,
	2013	2012
Operating Activities
Net loss	$(43,125)	$(55,444)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	6,870	6,802
Changes in operating assets and liabilities:
Accounts Receivable	(2,117)	(14,648)
Inventory	996	6,191
Prepaid expenses	-	(6,500)
Accounts Payable and accrued expenses	22,076	(6,556)
Accrued payroll and payroll taxes	(207)	(13,794)
Accrued Interest	7,467	6,301
Customer Deposits	7,335	1,629
Net Cash provided by operating activities	(705)	(76,019)

Financing Activities
Bank Overdraft	-	10,089
Proceeds from officer loans	4,153	60,753
Proceeds (repayment) of payable to related party	12,604	-
Net Cash provided by financing activities	16,757	70,842

Net Increase in cash	16,052	(5,177)
Cash, beginning of period	648	15,726
Cash, end of period	$16,700	$10,549
Supplemental disclosures of cash flow information
Cash paid for
Interest	$-	$-
Income taxes	$-	$-

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

Basis of Presentation

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature

These unaudited interim financial statements as of and for the six months ended February 28, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2012 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended February 28, 2013 are not necessarily indicative of results for the entire year ending August 31, 2013.

The financial statements of the comparative period ended February 29, 2012 have been recast on certain line items to comport with the presentation in the 2013 statements.

NOTE 2 – GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $(43,125) during the six months ended February 28, 2013, and as of that date, the Company’s current liabilities exceeded its current assets by $326,681. The Company has accumulated a deficit of $(462,931). These factors create an uncertainty regarding the Company’s ability to continue as a going co concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PAYABLES TO RELATED PARTIES

The following payables to companies that are related by common ownership are payable on demand andhave no terms of repayment or maturity date. The payables to Solde Naprodis and Phybiosis accrue interest at 5% per annum, while the amount due to Loresys is non-interest-bearing:

	February 28,	August 31,
	2013	2012

Solde Naprodis, Inc.	$3,996	$4,418
Phybiosis, Inc.	120,105	120,105
Loresys, Inc.	13,026	-
	$137,127	$124,523

NOTE 4 – OFFICER LOANS

Loans from the following officers of the Company have no terms of repayment or maturity, are payable on demand and bear interest at 5% per annum.

	February 28,	August 31,
	2013	2012

Paul Petit	$106,161	$101,987
Alain Petit	18,317	16,101
Kelley Thompson	67,258	67,258
Jean-Phillipe Petit	5,000	7,237
Antoine Lagomarsino	6,459	6,459
Guillaume Petit	7,500	7,500
	$210,695	$206,542

NOTE 5 – SEGMENT INFORMATION

Although the Company sells more than 400 products, only the Company’s skin care product line accounted for more than 10% of the Company’s revenue for the six months ended February 28, 2013.  The following presents certain information concerning the six month’s skin care product segment:

Six months ended February 28, 2013
		All Other
	Skin Care	Segments	Total

Revenue	82,951	35,550	118,501
Segment profit (loss)	11,195	(54,320)	(43,125)
Segment assets (1)	25,258	91,829	117,087
Expenditures for Segment assets (1)	14,409	3,394	17,803

Six months ended February 29, 2012
		All Other
	Skin Care	Segments	Total

Revenue	208,678	23,187	231,865
Segment profit (loss)	18,296	(73,740)	(55,444)
Segment assets (1)	2,406	117,813	120,219
Expenditures for Segment assets	5,826	779	6,605

Three months ended February 28, 2013
		All Other
	Skin Care	Segments	Total

Revenue	25,913	22,014	47,927
Segment profit (loss)	7,217	(38,286)	(31,069)
Segment assets (1)	25,258	91,829	117,087
Expenditures for Segment assets (1)	--	--	--

Three months ended February 29, 2012
		All Other
	Skin Care	Segments	Total

Revenue	37,076	4,120	231,865
Segment profit (loss)	15,048	(60,648)	45,600
Segment assets (1)	2,406	117,813	120,219
Expenditures for Segment assets	5,826	779	6,605

(1)	Inventory is the only asset that can be segmented since the remaining assets of the Company are used for all of the Company’s activities.

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

Material changes of certain items in the Company’s Statement of Operations for the three months ended February 28, 2013, as compared to the same period last year, are discussed below.

Increase (I)
Item	or Decrease (D)	Reason

Revenues	I	New private label customers

Gross profit, as a percent of total revenue	I	Private label sales yields higher profit margin

Material changes of certain items in the Company’s Statement of Operations for the six months ended February 28, 2013, as compared to the same period last year, are discussed below.

Increase (I)
Item	or Decrease (D)	Reason

Revenues	D	Loss of retail customers due to lack of sales force

Gross profit, as a percentage of total revenue	D	Reduced product prices in effort to increase sales

Selling general and administrative expenses	D	reduction in expenses in response to loss of major customer

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of February 28, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NAPRODIS, INC.

Date: June 19, 2013	By:	/s/ Paul Petit
Paul Petit
President, Principal Executive,
Financial and Accounting Officer