Form 10-Q
period 2013-05-31
Naprodis, Inc.
filed 2013-07-15
CIK 1313938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended May 31, 2013

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
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,990,000 shares outstanding as of  July 15, 2013.

PART I

Item 1.  Financial Statements

NAPRODIS, INC.

FINANCIAL STATEMENTS

For the nine months ended

May 31, 2013

FINANCIAL STATEMENTS

NAPRODIS, INC.
BALANCE SHEETS
(Unaudited)

	May 31,	August 31,
	2013	2012

ASSETS
Current Assets
Cash	$11,102	$648
Accounts Receivable	27,713	11,396
Inventories, net	112,317	118,083
Total Current Assets	151,132	130,127

Property and equipment, net	30,218	40,523
Other Assets	10,159	10,159

TOTAL ASSETS	$191,509	$180,809

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and accrued expenses	$153,975	$98,021
Accrued payroll and payroll taxes	1,535	1,484
Accrued Interest	41,262	33,795
Customer Deposits	7,335	-
Payables to related party	124,101	124,523
Officer Loans	209,914	206,542

Total Liabilities	538,122	464,365

Stockholders' Deficit
Preferred stock, $0.001 par value,
10,000,000 shares authorized, 0 shares issued	-	-
Common Stock, $0.001 par value,
60,000,000 shares authorized;
4,990,000 isssued and outstanding at
May 31, 2013 and August 31, 2012	4,990	4,990
Additional paid-in capital	131,260	131,260
Deficit	(482,863)	(419,806)

Total Stockholders's Deficit	(346,613)	(283,556)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$191,509	$180,809

The accompanying notes are an integral part of these unaudited financial statements

NAPRODIS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2013	2012	2013	2012

Revenues	$37,913	$46,521	$156,414	$278,380

Cost of sales, (exclusive of depreciation,
included in general & administrative expenses)	15,238	6,695	29,911	18,623

Gross Profit	22,675	39,826	126,503	259,757

Selling, General and Administrative Expenses
Selling Expenses	246	5,184	6,828	11,533
Occupancy costs	33,880	31,625	100,492	95,654
Salaries and wages	2,802	2,746	7,145	86,350
Freight	2,819	2,095	5,906	24,195
Legal and Professional fees	3,000	500	16,108	500
Other general and administrative
Expenses	8,620	16,907	43,556	106,104
Total selling, general and administrative expenses	51,367	59,057	180,035	324,336

Net Loss before other income and expenses	(28,692)	(19,231)	(53,532)	(64,579)
Interest expense	(630)	(3,264)	(9,525)	(8,498)

Net Loss	$(29,322)	$(22,495)	$(63,057)	$(73,077)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	4,990,000	4,990,000	4,990,000	4,990,000

The accompanying notes are an integral part of these unaudited financial statements

NAPRODIS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended
	May 31,
	2013	2012

Operating Activities
Net loss	$(63,057)	$(73,077)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	10,305	10,203
Changes in operating assets and liabilities:
Accounts Receivable	(16,317)	(14,229)
Inventory	5,766	(2,469)
Prepaid expenses	-	(7,183)
Accounts Payable and accrued expenses	63,472	15,176
Customer Deposits	7,335	1,629
Net Cash (used)/provided by operating activities	7,504	(69,950)

Financiang Activities
Bank Overdraft		821
Net proceeds from officer loans	3,372	53,403
Net repayments to related party	(422)	-
Net Cash provided by financing activities	2,950	54,224

Net Increase/(Decrease) in cash	10,454	(15,726)
Cash, beginning of period	648	15,726
Cash, end of period	$11,102	$-

Supplemental disclosures of cash flow information
Cash paid for
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

NAPRODIS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business

Naprodis, Inc. (the “Company”) was incorporated in the state of Nevada on June 4, 1999. The Company is a pharmaceutical manufacturer, supplying natural raw materials and natural health care products to the health supplement and beauty product industry.  The Company also markets its own line of beauty products from its offices and laboratory in Poway, California.

Basis of Presentation

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature

These unaudited interim financial statements as of and for the nine months ended May 31, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2012 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended May 31, 2013 are not necessarily indicative of results for the entire year ending August 31, 2013.

The financial statements of the comparative period ended May 31, 2012 have been recast on certain line items to comport with the presentation in the 2013 statements.

NOTE 2 – GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $(63,057) during the nine months ended May 31, 2013, and as of that date, the Company’s current liabilities exceeded its current assets by $386,990. The Company has accumulated a deficit of $(482,863). These factors create an uncertainty regarding the Company’s ability to continue as a going co concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PAYABLES TO RELATED PARTIES

The Company has outstanding payables to companies that are related by common ownership are payable on demand and have no terms of repayment or maturity date. The payables bear interest ranging from 0-5%. The Company had net repayments of payables to related parties of $422 for the nine months ended May 31, 2013. The Company has an outstanding balance of $124,101 and $124,523 as of May 31, 2013, and August 31, 2012, respectively.

NOTE 4 – OFFICER LOANS

The Company has outstanding loans from the officers of the Company and has no terms of repayment or maturity, and are payable on demand and bear interest at 5% per annum. The Company had net proceeds from officer loans of $3,372 for the nine months ended May 31, 2013. The Company has an outstanding balance of $209,914 and $206,542 as of May 31, 2013, and August 31, 2012, respectively.

NOTE 5 – SEGMENT INFORMATION

Although the Company sells more than 400 products, only the Company’s skin care product line accounted for more than 10% of the Company’s revenue for the nine months ended May 31, 2013.  The following presents certain information concerning the nine month’s skin care product segment:

Nine months ended May 31, 2013
		All Other
	Skin Care	Segments	Total

Revenue	109,489	46,925	156,414
Segment profit (loss)	(16,989)	(46,068)	(63,057)
Segment assets (1)	19,200	93,117	112,317
Expenditures for Segment assets (1)	4,898	2,082	6,980

Nine months ended May 31, 2012
		All Other
	Skin Care	Segments	Total

Revenue	250,541	27,839	278,380
Segment profit (loss)	13,116	(52,980)	39,834
Segment assets (1)	2,408	126,471	128,879
Expenditures for Segment assets	746	79	825

Three months ended May 31, 2013
		All Other
	Skin Care	Segments	Total

Revenue	25,899	12,014	37,913
Segment profit (loss)	(7,765)	(18,121)	(25,886)
Segment assets (1)	35,592	76,725	112,317
Expenditures for Segment assets (1)	1,148	0	1,148

Three months ended May 31, 2012
		All Other
	Skin Care	Segments	Total

Revenue	39,069	7,452	46,521
Segment profit (loss)	(1,048)	(14,534)	(15,583)
Segment assets (1)	10,103	114,608	124,711
Expenditures for Segment assets	1,012	3,809	4,821

(1)	Inventory is the only asset that can be segmented since the remaining assets of the Company are used for all of the Company’s activities.

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

Material changes of certain items in the Company’s Statement of Operations for the three months ended May 31, 2013, as compared to the same period last year, are discussed below.

Increase (I)
Item	or Decrease (D)	Reason

Revenues	D	Loss of retail customers due to lack of sales force

Gross profit, as a percent of total revenue	D	Reduced product prices in an effort to increase sales

Material changes of certain items in the Company’s Statement of Operations for the nine months ended May 31, 2013, as compared to the same period last year, are discussed below.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of May 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NAPRODIS, INC.

Date: July 15, 2013	By:	/s/ Paul Petit
Paul Petit
President, Principal Executive,
Financial and Accounting Officer