Form 10-K
period 2013-08-31
Naprodis, Inc.
filed 2014-01-13
CIK 1313938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   August 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-122009

NAPRODIS, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	33-0903494
(State or Other Jurisdiction	(IRS Employer File Number)
Of Incorporation)

13250 Greg St., Suite F
Poway, CA	92064
(Address of Principal Executive Offices)	(Zip Code)

858-486-8655
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class	Name of each exchange on which registered
________________	________________

Securities registered pursuant to Section 12(g) of the Act:  None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2013 was $-0-.

As of December 31, 2013, the Registrant had 4,990,000 outstanding shares of common stock.

Documents Incorporated by Reference:   None.

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

The Company manufactures all of the products listed above.

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

Manufacturing and Product Supply

The Company’s manufacturing facility is located in Poway, California and consists of 12,000 square feet of space.  During the year ended August 31, 2013 over 90% of gross product sales, with the exception of sales of raw materials, were derived from the sale of products which the Company manufactured.

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

Distribution

The Company sells products through the following channels:

Private Label Resellers	Products are sold to spas, beauty salons and other companies that repackage or for which we package the products under their own label.
Bulk Distribution	Raw materials used in products are sold to spas, beauty salons, health professionals, and health and beauty stores.
Internet	Sales are made through the Company’s websites, www.naprodis.com and www.obligebynature.com .
Retail	Department stores and health food stores.

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

However, the Company claims certain product names, and unregistered trademarks under common law.  Common law trademark rights do not provide the same level of protection afforded by registration of a trademark.  In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used.  As of August 31, 2013, the Company had registered the trademark “Oblige by Nature”. The Company believes these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to the recognition of its products.  The Company therefore believes that these proprietary rights have been and will continue to be important in enabling it to compete.

The Company also owns certain trade secrets that it tries to protect, primarily those pertaining to the raw materials and formulas for some products.  There can be no assurance that the Company’s trade secrets will not otherwise become known to or independently developed by competitors.

Research and Development

Although, during the past two years, the Company’s research and development expenses have been less than $2,000, the Company believes that in order to be competitive it will need to commit to continuous product innovation and improvement through research.  Research efforts will combine in-house research, published research, and clinical studies and will involve the following:

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

Employees

As of December 31, 2013 the Company had five full time employees and four part time employees.  The Company’s full time employees include the Company officers, Dr. Paul Petit, Jean-Philippe Petit and Alain S. Petit.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since August 19, 2013 the Company’s common stock has been listed on the OTC Bulletin Board under the symbol “NAPO”.  However, since that date the Company’s common stock has not traded.

As of December 31, 2013, the Company had 4,990,000 outstanding shares of common stock and 28 shareholders of record.  The Company does not have any outstanding options, warrants or other arrangements providing for the issuance of additional shares of its capital stock.

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

Material changes of certain items in the Company’s Statement of Operations for the year ended August 31, 2013, as compared to the same period last year, are discussed below.

Increase (I)
Item	or Decrease (D)	Reason

Revenues	D	Loss of major customer, as more fully explained below.

Gross Profit (as a Percentage of Revenues)	I	Purchase of less expensive raw materials

Salaries and Wages	D	Due to the loss of the Company’s major customer, salaries and wages were reduced in an effort to conserve cash.

Other General and Administrative Expenses	D	Due to the loss of the Company’s major customer, general and administrative expenses were reduced in an effort to conserve cash.

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

Research and Development.

During the past two years the Company research and development expenses have been less than $2,000.

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

On May 31, 2013, the Company dismissed Anton & Chia (“Anton Chia”) as its independent registered public accounting firm and engaged Malone Bailey, LLP (“Malone”) as its independent registered public accounting firm.

The report of Anton & Chia regarding the Company’s financial statements for the fiscal year ended August 31, 2012 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.  However, the report of Anton & Chia for the year ended August 31, 2012 was qualified with respect to uncertainty as to the Company’s ability to continue as a going concern.  During the year ended August 31, 2012, and during the period from August 31, 2012 through May 31, 2013, the date of dismissal, there: (i) no disagreements between the Company and Anton & Chia on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Anton & Chia, would have caused Anton & Chia to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements for such periods, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to engaging Malone, the Company did not consult with Malone regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Malone on the Company’s financial statements, and Malone did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 9A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Principal Executive and Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to the Company’s management, including the Company’s  Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of August 31, 2013, the Company’s disclosure controls and procedures were not effective due to the following: (i) limited personnel leading to improper segregation of duties and (ii) lack of formal review process which led to numerous audit adjustments.

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

The Company’s Principal Executive and the Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2013 due to the following: (i) limited personnel leading to improper segregation of duties and (ii) lack of formal review process which led to numerous audit adjustments.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Jean-Philippe Petit has been the Company’s Vice President and Chief Operating Officer since 2008. Between 2007 and the time he became the Company’s Chief Operating Officer, Mr. Petit studied English in the United States.  During 2006 and 2007 Mr. Petit worked for S.A.R.L. Naprodis.  Mr. Petit received his Engineering degree in Chemistry in 2006.

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

Paul Petit, Jean-Philippe Petit and Kelly Thompson devote 100% of their time to the Company’s business.  Alain Petit allocates approximately 25% of his time to our business.

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

				Stock	Option	All Other
Name and Principal	Period	Salary	Bonus	Awards	Awards	Compensation
Position	Total	(1)	(2)	(3)	(4)	(5)

Paul Petit,	2013	--	--	--	--	--
President and	2012	--	--	--	--	--
Chief Executive Officer	2011	$68,329	--	--	--	$68,329

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

The following table shows the amount which the Company expects to pay executive officers during the twelve months ending August 31, 2014 and the amount of time these officers expect to devote to the Company’s business.

		Percentage of time to be
Name	Projected Compensation	Devoted to Operations

Paul Petit	$95,000	100%
Jean-Philippe Petit	$60,000	100%
Alain Petit	--	25%
Kelley Thompson	$60,000	100%

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

Compensation Committee/Interlocks/Participation.  The Company does not have a compensation committee.  The Company’s Board of Directors acts as the Company’s compensation committee.  During the year ended August 31, 2013, all of the Company’s directors participated in deliberations concerning executive officer compensation.

During the year ended August 31, 2013, no director of the Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the ownership of the Company’s common stock as of December 31, 2013 by each shareholder known by it to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group.  Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class

Paul Petit	1,200,000		24%
13250 Gregg St., Suite F
Poway, CA 92064

Jean-Philippe Petit	--		--
13250 Gregg St., Suite F
Poway, CA 92064

Alain S. Petit	--	(1)	--
5409 Bennett Lane
Glen Allen, VA 23059

Kelly A. Thompson	--		--
13250 Gregg St., Suite F
Poway, CA 92064

S.A.R.L. Naprodis	1,800,000	(1)	36%
Le Haut Marais
49370 St. Clement de la Place
France

*All Executive Officers and
Directors as a group (4 persons)	3,000,000		60%

(1)	S.A.R.L. Naprodis is a French corporation. Alain S. Petit owns 40% of S.A.R.L. Naprodis. The remaining 60% of S.A.R.L. Naprodis is owned by persons who are not affiliated with the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

John Kinross-Kennedy served as the Company’s independent registered public accountant for the year ended August 31, 2011. The following table shows the aggregate fees billed by Mr. Kinross to the Company for the periods shown.

	Year Ended August 31,
	2013	2012

Audit Fees	$-	$7,200
Audit-Related Fees	-	1,800
Tax Fees	-	-
All Other Fees	-	20

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Form 10-Q reports.  Prior to contracting with Mr. Kinross to render audit or non-audit services, each engagement was approved by the Company’s directors.

Anton & Chia, LLP served as the Company’s independent registered public accountant for the year ended August 31, 2012.  Anton & Chia did not invoice the Company for any fees during the year ended August 31, 2012 since they were not engaged by the Company until November 12, 2012.

The following table shows the aggregate fees billed by Anton & Chia to the Company for the period shown.

Year Ended August 31, 2012

Audit Fees	$12,480
Audit-Related Fees	--
Tax Fees	--
All Other Fees	--

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Form 10-Q reports.  Prior to contracting with Anton & Chia to render audit or non-audit services, each engagement was approved by the Company’s directors.

Malone & Bailey served as the Company’s independent registered public accountant for the year ended August 31, 2013.

The following table shows the aggregate fees billed by Malone & Bailey to the Company for the periods shown.

Year Ended August 31, 2013

Audit Fees	$6,500
Audit-Related Fees	-
Tax Fees	-
All Other Fees	6,500

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Form 10-Q reports.  Prior to contracting with Malone & Bailey to render audit or non-audit services, each engagement was approved by the Company’s directors.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Naprodis, Inc.

We have audited the accompanying balance sheet of Naprodis, Inc. (the “Company”)as of August 31, 2012, and the related statements of operations, shareholders’ deficit and cash flows for the year ended August 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ ANTON & CHIA, LLP

Newport Beach, California
May 13, 2013

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors
Naprodis, Inc.
Poway, California

We have audited the accompanying consolidated balance sheet of Naprodis, Inc. (“the Company”) as of August 31, 2013 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2013 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses for the year ended August 31, 2013 and has a working capital deficit as of August 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
January 10, 2014

NAPRODIS, INC.
BALANCE SHEETS

	August 31,	August 31,
	2013	2012

ASSETS

Current Assets
Cash	$3,542	$648
Accounts Receivable	22,431	11,396
Inventories, net	19,923	32,720
Total Current Assets	45,896	44,764

Property and equipment, net	25,959	40,523
Long-Term Inventories	119,534	85,363
Other Assets	10,159	10,159

TOTAL ASSETS	$201,548	$180,809

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and accrued expenses	$239,757	$98,021
Accrued payroll and payroll taxes	1,783	1,484
Accrued Interest	52,517	33,795
Customer Deposits	2,319	-
Payables to related party	139,586	124,523
Officer Loans	216,737	206,542

Total Liabilities	652,699	464,365

Stockholders' Deficit
Preferred stock, $0.001 par value,
10,000,000 shares authorized, 0 shares issued	-	-
Common Stock, $0.001 par value,
60,000,000 shares authorized;
4,990,000 isssued and outstanding at
August 31, 2013 and August 31, 2012	4,990	4,990
Additional paid-in capital	131,260	131,260
Deficit	(587,401)	(419,806)

Total Stockholders's Deficit	(451,151)	(283,556)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$201,548	$180,809

The accompanying notes are an integral
part of these financial statements.

NAPRODIS INC.
STATEMENT OF OPERATIONS

	August 31,	August 31,
	2013	2012

Revenues	$207,316	$288,044

Cost of sales, (exclusive of depreciation, included in
general & administrative expenses)	23,217	60,561

Gross profit	184,099	227,483

Selling expenses	19,027	31,617

General and administrative expenses
Occupancy costs	146,746	134,960
Salaries and wages	9,697	87,308
Other general and administrative expenses	154,029	194,872

Total general and administrative expenses	310,472	417,140

Net Loss before other income and expenses	(145,400)	(221,274)

Interest expense	(22,195)	(12,834)

Net Loss	$(167,595)	$(234,108)

Net Loss per share - basic and diluted	$(0.03)	$(0.05)

Weighted average common shares
outstanding - basic and diluted	4,990,000	4,990,000

The accompanying notes are an integral part of these financial statements.

NAPRODIS, INC.
STATEMENT OF CASH FLOWS

	For the year ended
	August 31,
	2013	2012

Operating Activities
Net loss	$(167,595)	$(234,108)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	14,564	13,638
Provision for inventory reserves		9,960
Changes in operating assets and liabilities:
Accounts Receivable	(11,035)	38,011
Inventory	(21,374)	(1,633)
Prepaid expenses	-	-
Accounts Payable and accrued expenses	141,093	34,675
Accrued payroll and payroll taxes	942	(12,434)
Accrued Interest	18,722	12,578
Customer Deposits	2,319	(2,104)
Net Cash provided by operating activities	(22,364)	(141,417)

Investing Activities
Acquisition of equipment	-	(675)
Net cash used in investing activities	-	(675)

Financing Activities
Proceeds from officer loans	10,195	97,810
Proceeds (repayment) of payable to related party	15,063	29,204
Net Cash provided by financing activities	25,258	127,014

Net Increase (Decrease) in cash	2,894	(15,078)
Cash, beginning of period	648	15,726
Cash, end of period	$3,542	$648

Supplemental disclosures of cash flow information
Cash paid for
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

NAPRODIS, INC
STATEMENT OF STOCKHOLDERS' DEFICIT
For the period September 1, 2010 to August 31, 2013
(Restated)
					Stockholders'
			Additional		Equity
	Common Stock		Paid -in	Accumulated	(Deficit)
	Share	Amount	Capital	Deficit	Total

Balances at September 1, 2010	4,990,000	$4,990	$131,260	$(133,059)	$3,191

Adjustment to accumulated depreciation				9,053	9,053

Net Loss for the year				(61,692)	(61,692)

Balance at August 31, 2011	4,990,000	$4,990	$131,260	$(185,698)	$(49,448)

Net Loss for year				(234,108)	(234,108)

Balance at August 31, 2012	4,990,000	$4,990	$131,260	$(419,806)	$(283,556)

Net Loss for the year				$(167,595)	(167,595)

Balance at August 31, 2013	4,990,000	$4,990	$131,260	$(587,401)	$(451,151)

The accompanying notes are an integral part of these financial statements.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. As of August 31, 2013 and 2012 there were no cash and cash equivalents.

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

Accounts Receivable

Accounts receivable are presented at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and uses the allowance method to account for uncollectible accounts receivable balances.  Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible.  Factors used to establish an allowance include the age of the balance, credit quality, payment history, current credit-worthiness of the customer and current economic trends.  There is no allowance for doubtful accounts as of August 31, 2013; (August 31, 2012 – $ Nil).

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

Inventories

Inventories are recorded as lower of cost (first in, first out) or market value. When required, a provision is made to reduce excess and obsolete inventory to estimated net value.  A periodic inventory system is maintained by 100% count. Inventory at August 31, 2012 and 2011 consisted of raw materials, work in process, and finished goods as follows:

	August 31,
	2013	2012

Raw materials	$56,664	$68,698
Work in process	3,246	326
Finished goods	17,526	3,909
Containers and Packaging	59,072	55,110
Total inventory	149,417	128,043
Provision for price adjustments	(9,960)	(9,960)
Inventory, net	$139,457	$118,083

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

	2013	2012

Service	7.1%	26.3%
Personal Care	90.2%	65.8%
Other	2.7%	7.9%

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

Product Purchases and Accounts Payable: the Company purchased approximately 0% of its products from two companies that are related parties in the fiscal year ended August 31, 2013; (10% in 2012).  (See Note 3).

It is management’s opinion that the Company is not exposed to significant credit risk associated with its accounts receivable as at August 31, 2013, nor manufacturing risk related to its suppliers.

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

The Company has no potentially dilutive securities outstanding as of August 31, 2013 and 2012.

Provision for Income Taxes

The company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of  deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company generated a deferred tax credit through net operating loss carry forwards.  As of August 31, 2013 the Company had federal and state net operating loss carry forwards of approximately $545,000 ($125,000 in 2012) that can be used to offset future taxable income.  The carry forwards will begin to expire in 2014 unless utilized in earlier years.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at August 31, 2013 and 2012 as follows:

	August 31, 2013	August 31, 2012

Net operating losses	235,000	168,000
Less: valuation allowance	(235,000)	(168,000)
Net deferred tax assets	$0	$0

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Going Concern

As shown in the financial statements, the Company incurred a net loss of $167,595 during the year ended August 31, 2013, and as of that date, the Company’s current liabilities exceeded its current assets by $451,151.  These factors, as well as the Company having negative cash flow in the fiscal year ended August 31, 2013, create an uncertainty regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – PROPERTY AND EQUIPMENT

	Cost	Accumulated Depreciation	August 31, 2013 Net Book Value	Cost	Accumulated Depreciation	August 31, 2012 Net Book Value

Laboratory equipment, computers & software	$48,152	$38,285	$9,867	$48,152	$31,417	$16,735
Office furniture	10,819	5,695	5,164	10,819	4,003	6,816
Automobiles	28,800	17,872	10,928	28,800	11,828	16,972
	$87,771	$61,812	$25,959	$87,771	$47,248	$40,523

Depreciation expense for the year ended August 31, 2013 was  $14,564. Depreciation expense for the year ended August 31, 2012 was $13,638.

NOTE 3 – PAYABLES TO RELATED PARTY

The following payables to companies that are related by common ownership are payable on demand, have no terms of repayment or maturity date and accrue interest at 5% per annum:

	August 31,
	2013	2012

Solde Naprodis Inc.	$3,198	$4,418
Phybiosis Inc.	120,105	120,105
Loresys	16,283	-
	$139,586	$124,523

NOTE 4 – OFFICER LOANS

Loans from the following officers of the Company are payable on demand, have no terms of repayment or maturity date and accrue interest at 5% per annum:

	August 31,
	2013	2012

Paul Petit	$106,378	$101,987
Alain Petit	23,973	16,101
Kelley Thompson	67,427	67,258
Jean-Phillipe Petit	5,000	7,237
Antoine Lagomarsino	6,459	6,459
Guillaume Petit	7,500	7,500
	$216,737	$206,542

NOTE 5 – OPERATING LEASES

 On February 1, 2011 the Company leased office and warehouse space under a lease that expires January 31, 2015. The future minimum payments for lease and common area costs are as follows, for the fiscal years ending August 31,

2013	129,368
2014	59,735
2015	20,860
$209,963

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Name
3.1	Articles of Incorporation*
3.2	Bylaws*
16	Letter Regarding Change in Certifying Accountant
31	Rule 13a014(a) Certifications
32	Section1350 Certifications

*	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File #333-122009)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 9, 2014	NAPRODIS, INC.

	By:	/s/ Paul Petit
Paul Petit, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Petit
Paul Petit	Principal Executive, Financial and Accounting Officer and a Director	January 9, 2014

/s/ Alain Petit
Alain Petit	Director	January 9, 2014