Form 10-Q
period 2013-11-30
Naprodis, Inc.
filed 2014-01-14
CIK 1313938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended November 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,990,000 shares outstanding as of January 10, 2014.

NAPRODIS, INC.
BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
	2013	2013

ASSETS

Current Assets
Cash	$4,489	$3,542
Accounts Receivable	11,770	22,431
Inventories, net	19,662	19,923
Total Current Assets	35,921	45,896

Property and equipment, net	24,601	25,959
Long-Term Inventories	78,648	119,534
Other Assets	10,160	10,159

TOTAL ASSETS	$149,330	$201,548

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and accrued expenses	$254,748	$239,757
Accrued payroll and payroll taxes	2,011	1,783
Accrued Interest	56,595	52,517
Customer Deposits	1,250	2,319
Payables to related party	139,586	139,586
Officer Loans	204,569	216,737

Total Liabilities	658,759	652,699

Stockholders' Deficit
Preferred stock, $0.001 par value,
10,000,000 shares authorized, 0 shares issued	-	-
Common Stock, $0.001 par value,
60,000,000 shares authorized;
4,990,000 isssued and outstanding at
November 30, 2013 and August 31, 2013	4,990	4,990
Additional paid-in capital	131,260	131,260
Deficit	(645,679)	(587,401)

Total Stockholders's Deficit	(509,429)	(451,151)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$149,330	$201,548

The accompanying notes are an integral part of these unaudited financial statements

NAPRODIS INC.
STATEMENT OF OPERATIONS
(unaudited)
	For the three months ended
	November 30,
	2013	2012

Revenues	$66,562	$70,574

Cost of sales, (exclusive of depreciation, included in
general & administrative expenses)	47,999	12,331

Gross profit	18,563	58,243

Selling expenses	2,648	1,938

General and administrative expenses
Occupancy costs	34,167	33,306
Salaries and wages	2,616	2,088
Other general and administrative expenses	33,299	28,045

Total general and administrative expenses	70,082	63,439

Net Loss before other income and expenses	(54,167)	(7,134)
Interest expense	4,111	4,922

Net Loss	$(58,278)	$(12,056)

Net Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	4,990,000	4,990,000

The accompanying notes are an integral part of these unaudited financial statements

NAPRODIS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended
	November 30,
	2013	2012

Operating Activities
Net loss	$(58,278)	$(12,056)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,358	3,435
Changes in operating assets and liabilities:
Accounts Receivable	10,660	(781)
Inventory	41,147	(6,686)
Prepaid expenses	-	-
Accounts Payable and accrued expenses	14,991	25,974
Accrued payroll and payroll taxes	228	(392)
Accrued Interest	4,078	4,132
Customer Deposits	(1,069)	-
Net Cash provided by operating activities	13,115	13,626

Financiang Activities
Payments of officer loans	(12,168)	(1,037)
Net Cash provided by financing activities	(12,168)	(1,037)

Net Increase (Decrease) in cash	947	12,589
Cash, beginning of period	3,542	648
Cash, end of period	$4,489	$13,237

Supplemental disclosures of cash flow information
Cash paid for
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements

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

Basis of Presentation

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature

These unaudited interim financial statements as of and for the three months ended November 30, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2013 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended November 30, 2013 are not necessarily indicative of results for the entire year ending August 31, 2014.

NOTE 2 – GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $(58,278) during the three months ended November 30, 2013, and as of that date, the Company’s current liabilities exceeded its current assets by $622,838. The Company has an accumulated a deficit of $(645,679). These factors create an uncertainty regarding the Company’s ability to continue as a going co concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PAYABLES TO RELATED PARTIES

The following payables to companies that are related by common ownership are payable on demand and have no terms of repayment or maturity date. The payables to Solde Naprodis and Phybiosis accrue interest at 5% per annum, while the amount due to Loresys is non-interest-bearing:

	November 30,	August 31,
	2013	2013

Solde Naprodis, Inc.	$3,198	$3,198
Phybiosis, Inc.	120,105	120,105
Loresys	16,283	16,283
	$139,586	$139,586

NOTE 4 – OFFICER LOANS

Loans from the following officers of the Company have no terms of repayment or maturity, are payable on demand and bear interest at 5% per annum.

	November 30,	August 31,
	2013	2013

Paul Petit	$89,379	$106,378
Alain Petit	28,605	23,973
Kelley Thompson	67,626	67,427
Jean-Phillipe Petit	5,000	5,000
Antoine Lagomarsino	6,459	6,459
Guillaume Petit	7,500	7,500
	$204,569	$216,737

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

Material changes of certain items in the Company’s Statement of Operations for the three months ended November 30, 2013, as compared to the same period last year, are discussed below.

Increase (I)
Item	or Decrease (D)	Reason

Gross profit, as a percent	D	Adjustment to inventory during year
of total revenue		ended August 31, 2013

General and Administrative	I	Legal and accounting fees associated
expenses		with the preparation of the Company’s 10-K report.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of November 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NAPRODIS, INC.

Date: January 10, 2014	By:	/s/ Paul Petit
Paul Petit, President, Principal Executive,
Financial and Accounting Officer