Form 10-Q
period 2014-02-28
Naprodis, Inc.
filed 2014-04-10
CIK 1313938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended February 28, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,990,000 shares outstanding as of March 31, 2014.

NAPRODIS, INC.

FINANCIAL STATEMENTS

For the period ended

February 28, 2014

NAPRODIS, INC.
BALANCE SHEETS
(Unaudited)

	February 28,	August 31,
	2014	2013

ASSETS

Current Assets
Cash	$6,796	$3,542
Accounts Receivable	13,803	22,431
Inventories, net	18,751	19,923
Total Current Assets	39,350	45,896

Property and equipment, net	20,960	25,959
Long-Term Inventories	75,006	119,534
Other Assets	10,159	10,159

TOTAL ASSETS	$145,475	$201,548

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and accrued expenses	$321,752	$239,757
Accrued payroll and payroll taxes	2,253	1,783
Accrued Interest	43,761	52,517
Customer Deposits	1,250	2,319
Payables to related party	139,308	139,586
Officer Loans	202,212	216,737

Total Liabilities	710,536	652,699

Stockholders' Deficit
Preferred stock, $0.001 par value,
10,000,000 shares authorized, 0 shares issued	-	-
Common Stock, $0.001 par value,
60,000,000 shares authorized;
4,990,000 issued and outstanding at
February 28, 2014 and August 31, 2013	4,990	4,990
Additional paid-in capital	131,260	131,260
Deficit	(701,311)	(587,401)

Total Stockholders' Deficit	(565,061)	(451,151)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$145,475	$201,548

The accompanying notes are an integral part of these unaudited financial statements

NAPRODIS INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	February 28,		February 28,
	2014	2013	2014	2013

Revenues	$29,200	$47,927	$95,762	$118,501

Cost of sales, (exclusive of depreciation, included in general and administrative expenses)	6,996	11,542	54,994	23,873

Gross profit	22,204	36,385	40,768	94,628

Selling expenses	2,264	7,731	4,912	9,669

General and administrative expenses
Occupancy costs	34,167	33,306	68,334	66,612
Salaries and wages	2,761	2,255	5,377	4,343
Other general and administrative expenses	43,010	20,190	68,152	48,235

Total general and administrative expenses	82,202	63,482	146,775	128,859

Net Loss before other income and expenses	(59,998)	(27,097)	(106,007)	(34,231)

Interest expense	(3,793)	(3,972)	(7,903)	(8,894)

Net Loss	$(63,791)	$(31,069)	$(113,910)	$(43,125)

Net Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	4,990,000	4,990,000	4,990,000	4,990,000

The accompanying notes are an integral part of these unaudited financial statements

NAPRODIS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended
	February 28,
	2014	2013

Operating Activities
Net loss	$(113,910)	$(43,125)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	7,282	6,870
Changes in operating assets and liabilities:
Accounts Receivable	8,628	(2,117)
Inventory	45,700	996
Accounts Payable and accrued expenses	81,995	22,076
Accrued payroll and payroll taxes	470	(207)
Accrued Interest	(8,756)	7,467
Customer Deposits	(1,069)	7,335
Net Cash provided by operating activities	20,340	(705)

Investing Activities
Acquisition of equipment	(2,283)	-
Net cash used in investing activities	(2,283)	-

Financing Activities
Proceeds (payments) on officer loans	(14,525)	4,153
Proceeds (payments) on related party debt	(278)	12,604
Net Cash provided by financing activities	(14,803)	16,757

Net Increase (Decrease) in cash	3,254	16,052
Cash, beginning of period	3,542	648
Cash, end of period	$6,796	$16,700

Supplemental disclosures of cash flow information
Cash paid for
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business

Naprodis, Inc. (the “Company”) was incorporated in Nevada on June 4, 1999. The Company is a pharmaceutical manufacturer, supplying natural raw materials and natural health care products to the health supplement and beauty product industry.  The Company also markets its own line of beauty products from its offices and laboratory in Poway, California.

Basis of Presentation

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature

These unaudited interim financial statements as of and for the three months ended February 28, 2014 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2013 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended February 28, 2014 are not necessarily indicative of results for the entire year ending August 31, 2014.

NOTE 2 – GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $(113,910) during the six months ended February 28, 2014, and as of that date, the Company’s current liabilities exceeded its current assets by $671,186. The Company has an accumulated a deficit of $701,311. These factors create an uncertainty regarding the Company’s ability to continue as a going co concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PAYABLES TO RELATED PARTIES

The following payables to companies that are related by common ownership are payable on demand and have no terms of repayment or maturity date. The payables to Solde Naprodis and Phybiosis accrue interest at 5% per annum, while the amount due to Loresys is non-interest-bearing:

	February 28,	August 31,
	2014	2013

Solde Naprodis, Inc.	$3,198	$3,198
Phybiosis, Inc.	120,105	120,105
Loresys	16,005	16,283
	$139,308	$139,586

NOTE 4 – LOANS FROM OFFICERS AND OTHERS

Loans from the following officers of the Company have no terms of repayment or maturity, are payable on demand and bear interest at 5% per annum.

	February 28,	August 31,
	2014	2013

Paul Petit	$86,373	$106,378
Alain Petit	32,854	23,973
Kelley Thompson	64,026	67,427
Jean-Phillipe Petit	5,000	5,000
Antoine Lagomarsino	6,459	6,459
Guillaume Petit	7,500	7,500
	$202,212	$216,737

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

Material changes of certain items in the Company’s Statement of Operations for the three and six months ended February 28, 2014, as compared to the same period last year, are discussed below.

Increase (I)
Item	or Decrease (D)	Reason

Revenue	D	Supplements removed from production

Gross profit, as a percent of total revenue (six month period only)	D	Purchased raw materials in lower quantities at a higher cost

General and Administrative expenses	I	Increased legal and professional fees

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of February 28, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NAPRODIS, INC.

Date: April 08, 2014	By:	/s/ Paul Petit
Paul Petit, President, Principal Executive,
Financial and Accounting Officer