Form 10-Q
period 2014-05-31
Naprodis, Inc.
filed 2014-07-01
CIK 1313938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended May 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,990,000 shares outstanding as of May 31, 2014.

NAPRODIS, INC.
BALANCE SHEETS
(Unaudited)

	May 31,	August 31,
	2014	2013

ASSETS

Current Assets
Cash	$10,896	$3,542
Accounts Receivable	39,140	22,431
Inventories, net	17,794	19,923
Total Current Assets	67,830	45,896

Property and equipment, net	17,319	25,959
Long-Term Inventories	71,175	119,534
Other Assets	10,159	10,159

TOTAL ASSETS	$166,483	$201,548

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and accrued expenses	$356,583	$239,757
Accrued payroll and payroll taxes	2,108	1,783
Accrued Interest	43,761	52,517
Customer Deposits	1,250	2,319
Payables to related party	139,308	139,586
Officer Loans	202,101	216,737

Total Liabilities	745,111	652,699

Stockholders' Deficit
Preferred stock, $0.001 par value,
10,000,000 shares authorized, 0 shares issued	-	-
Common Stock, $0.001 par value,
60,000,000 shares authorized;
4,990,000 isssued and outstanding at
May 31, 2014 and August 31, 2013	4,990	4,990
Additional paid-in capital	131,260	131,260
Deficit	(714,878)	(587,401)

Total Stockholders's Deficit	(578,628)	(451,151)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$166,483	$201,548

The accompanying notes are an integral part of these unaudited financial statements

NAPRODIS INC.
STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended May 31,		For the nine months ended May 31,
	2014	2013	2014	2013

Revenues	$66,091	$37,913	$161,853	$156,414

Cost of sales, (exclusive of depreciation, included ingeneral & administrative expenses)	9,699	15,238	64,693	29,911

Gross profit	56,392	22,675	97,160	126,503

Selling expenses	2,661	246	7,573	6,828

General and administrative expenses
Occupancy costs	34,509	33,880	102,843	100,492
Salaries and wages	2,537	2,802	7,913	7,145
Other general and administrative expenses	18,027	14,439	94,293	65,570

Total general and administrative expenses	55,073	51,121	205,049	173,207

Net Loss before other income and expenses

Interest expense	(4,112)	(630)	$(12,015)	(9,525)

Net Loss	$(5,454)	$(29,322)	$(127,477)	$(63,057)

Net Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	4,990,000	4,990,000	$4,990,000	4,990,000

The accompanying notes are an integral part of these unaudited financial statements

NAPRODIS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended
	May 31,
	2014	2013

Operating Activities
Net loss	$(127,477)	$(63,057)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	10,923	10,305
Changes in operating assets and liabilities:
Accounts Receivable	(16,709)	(16,317)
Inventory	50,488	5,766
Accounts Payable and accrued expenses	116,826	63,472
Accrued payroll and payroll taxes	325	-
Accrued Interest	(8,756)	-
Customer Deposits	(1,069)	7,335
Net Cash provided by operating activities	24,551	7,504

Investing Activities
Cash paid for purchase of fixed assets	(2,283)	-
Net cash provided by investing activities	(2,283)	-

Financing Activities
Proceeds (repayment) from officer loans	(14,636)	3,372
Proceeds (repayment) of payable to related party	(278)	(422)
Net Cash provided by financing activities	(14,914)	2,950

Net Increase (Decrease) in cash	7,354	10,454
Cash, beginning of period	3,542	648
Cash, end of period	$10,896	$11,102

Supplemental disclosures of cash flow information
Cash paid for
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business

Naprodis, Inc. (the “Company”) is a pharmaceutical manufacturer, supplying natural raw materials and natural health care products to the health supplement and beauty product industry.  The Company also markets its own line of beauty products from its offices and laboratory in Poway, California.

Basis of Presentation

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature

These unaudited interim financial statements as of and for the three and nine months ended May 31, 2014 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2013 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended May 31, 2014 are not necessarily indicative of results for the entire year ending August 31, 2014.

NOTE 2 – GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $127,477 during the nine months ended May 31, 2014, and as of that date, the Company’s current liabilities exceeded its current assets by $677,281. The Company has an accumulated deficit of $714,878. These factors create an uncertainty regarding the Company’s ability to continue as a going co concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PAYABLES TO RELATED PARTIES

The following payables to companies that are related by common ownership are payable on demand and have no terms of repayment or maturity date. The payables to Solde Naprodis and Phybiosis accrue interest at 5% per annum, while the amount due to Loresys is non-interest-bearing:

	May 31,	August 31,
	2014	2013

Solde Naprodis, Inc.	$3,198	$3,198
Phybiosis, Inc.	120,105	120,105
Loresys	16,005	16,283
	$139,308	$139,586

NOTE 4 – OFFICER LOANS

Loans from the following officers of the Company have no terms of repayment or maturity, are payable on demand and bear interest at 5% per annum.

	May 31,	August 31,
	2014	2013

Paul Petit	$82,829	$106,378
Alain Petit	32,854	23,973
Kelley Thompson	67,459	67,427
Jean-Phillipe Petit	5,000	5,000
Antoine Lagomarsino	6,459	6,459
Guillaume Petit	7,500	7,500
	$202,101	$216,737

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

Material changes of certain items in the Company’s Statement of Operations for the three and nine months ended May 31, 2014, as compared to the same periods last year, are discussed below.

Increase (I)
Item	or Decrease (D)	Reason

Revenue	I	Addition of new customers.

Gross profit, as a percent of total revenue (three month period)	I	Increased prices for products.

Gross profit, as a percent of total revenue (nine month period)	D	Increased cost of raw materials.

General and Administrative expenses	I	New purchases due to new clients

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of May 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NAPRODIS, INC.

Date: June 30, 2014	By:	/s/ Paul Petit
Paul Petit, President, Principal Executive,
Financial and Accounting Officer