Form 10-K
period 2014-08-31
Naprodis, Inc.
filed 2015-01-16
CIK 1313938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   August 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-122009

NAPRODIS, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	33-0903494
(State or Other Jurisdiction	(IRS Employer
Of Incorporation)	File Number)

9235 Bell Flower Way
Highlands Ranch, CO	80126
(Address of Principal Executive Offices)	(Zip Code)

(720) 525-4981
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:  None
_____________________
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2014 was $-0-.

As of December 31, 2014 the Registrant had 15,201,600 outstanding shares of common stock.

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

ITEM 1.       BUSINESS.

General

The Company was incorporated in Nevada in June 1999.

Between September 2000 and August 2014 the Company was in the business of selling nutritional and personal care products.

On August 25, 2014, the Company transferred all of its assets to Naprodis, Inc., a Colorado corporation (“Colorado Naprodis”).  In consideration for the transfer of these assets, Colorado Naprodis agreed to assume a substantial amount of the Company’s liabilities.  Colorado Naprodis is controlled by Paul Petit, who was the Company’s president prior to August 25, 2014.

In connection with the assignment of the Company’s assets to Colorado Naprodis:

●	Paul Petit, Jean-Phillipe Petit, Alain Petit and Kelly Thompson resigned as officers and/or directors of the Company.
●	Paul Petit agreed to the cancellation of 1,175,000 shares of his common stock. These shares were returned to treasury and cancelled.
●
S.A.R.L. Naprodis, which is controlled by Alain Petit, sold 1,788,000 shares of the Company’s common stock to the Company for a nominal consideration.  The shares sold to the Company were returned to treasury and cancelled.

●	The following persons were appointed as officers and directors of the Company:

Daniel Allen	President, Chief Executive Officer and a Director
Chase Zeman	Secretary, Treasurer and a Director

New Business

As a result of the disposal of the Company’s old business, the Company now plans to provide a suite of services to marijuana growers and dispensaries.

Marijuana cultivation and distribution has become a viable business market with several avenues and opportunities for new products and services.  Due to the uncertainty surrounding the regulatory structure of the marijuana industry, many suppliers of products and services are hesitant to build relationships with marijuana dispensaries and growers.  In an effort to rectify this problem, the Company plans to develop a centralized platform for the distribution of marijuana products and services.

Initially the Company plans to provide the following to licensed dispensaries and growers:

●	An LED lighting system that requires 70% less energy than current systems and offers prism based lighting spectrums to provide a software controlled lighting system.

●	cartridges and pen constructs that allow licensed dispensaries to distribute e-marijuana cigarette products

●	protection and security

●	assistance with regulatory compliance

●	employment, background checks and other human resource services

●	advertising and marketing

●	capital and related financial services.

In order to provide these products and services, the Company plans to enter into partnership, joint venture and sales distribution agreements with unrelated parties who are already providing, or have indicated their capability to provide, these products and services.

As of December 31, 2014 the Company had not entered into agreements with any person relating to these products or services.

The Company’s ability to provide capital to the marijuana industry will be dependent upon the Company’s ability to raise capital through the public or private sale of its securities.

Employees

As of December 15, 2014 the Company did not have any full time or part time employees.

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

As of December 31, 2014, the Company had 15,201,600 outstanding shares of common stock and approximately 30 shareholders of record.  The Company does not have any outstanding options, warrants or other arrangements providing for the issuance of additional shares of its capital stock.

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company was incorporated in Nevada in June 1999.

Between September 2000 and August 2014 the Company was in the business of selling nutritional and personal care products.

On August 25, 2014 the Company sold all of its assets to a private corporation controlled by the Company’s former president.  Accordingly, a comparison of the Company’s operating results for the year ended August 31, 2014 and its financial condition as of August 31, 2014 with all prior periods would not be meaningful.

During the twelve months ending August 31, 2015 the Company estimates it will need approximately $500,000 to implement its business plan.  Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements and accompanying notes included with this report.

ITEM  9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Principal Executive and Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to the Company’s management, including the Company’s  Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of August 31, 2014, the Company’s disclosure controls and procedures were effective.

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

The Company’s Principal Executive and the Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2014 due to the following (i) insufficient documentation of transactions and retention of appropriate documentation to support reported transactions, (ii) lack of formal review process that resulted in adjustments related to accounts payable and stockholders’ equity, and (iii) lack of segregation of duties over financial transactions and processes.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Title

Daniel Allen	62	President, Chief Executive Officer and a Director

Chase Zeman	29	Secretary, Treasurer and a Director

Daniel Allen was appointed as one of our officers and directors on August 25, 2014.  Mr. Allen has been a consultant in the areas of banking and financing for Blue Line Protection Group, Inc. since May 2014.  Between April 2013 and March 2014 Mr. Allen served as the Regional Vice President of Sunflower Bank in Longmont, Colorado.  Between June 2001 and April 2013, Mr. Allen was the Chairman and Chief Executive Officer of Mile High Banks in Longmont, Colorado.  Mr. Allen holds a Bachelor of Science in Management and Finance from the University of Utah.

Chase Zeman was appointed as one of our officers and directors on August 25, 2014.  Mr. Zeman has been a Field Improvement Specialist at RGIS, LLC since October 2013.  Prior to that time, Mr. Zeman was a District Manager at RGIS, LLC (December 2012 and October 2013) and an Area Manager/District Manager for RGIS (October 2009 and December 2012).  RGIS, LLC provides management and inventory control for large retail stores and grocery chains.  Between March 2008 and October 2009 Mr. Zeman was a Store Manager at Game Crazy, a video game retailer.  Mr. Zeman holds a Bachelors’ degree in Philosophy from the University of Boulder.

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

ITEM 11.      EXECUTIVE COMPENSATION.

The following table sets forth in summary form the compensation received by the Company’s Chief Executive Officers during the two years ended August 31, 2014. None of the Company’s officers have ever received in excess of $100,000 in compensation during any fiscal year.

				Stock	Option	All Other
Name and Principal	Period	Salary	Bonus	Awards	Awards	Compensation
Position	Total	(1)	(2)	(3)	(4)	(5)

Paul Petit,	2014	--	--	--	--	--
President and	2013	--	--	--	--	--
Chief Executive
Officer

Daniel Allen	2014	--	--	--	--	--
President (1)

Chase Zeman	2014	--	--	--	--	--
Secretary and
Treasurer (1)

(1)	Mr. Allen and Mr. Zeman were appointed officers of the Company on August 25, 2014.

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

Compensation Committee/Interlocks/Participation.  The Company does not have a compensation committee.  The Company’s Board of Directors acts as the Company’s compensation committee.  During the year ended August 31, 2014, all of the Company’s directors participated in deliberations concerning executive officer compensation.

During the year ended August 31, 2014, no director of the Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the ownership of the Company’s common stock as of December 31, 2014 by each shareholder known by it to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group.  Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

	Shares
Name of	Beneficially	Percent of
Beneficial Owner	Owned	Class

Daniel Allen	5,000,000	33%

Chase Zeman	5,000,000	33%

All Executive Officers and
Directors as a group (2 persons)	10,000,000	66%

Travis Hair	3,174,600	21%

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2014 the Company sold shares of its common stock to the persons, on the dates, in the amounts, and for the consideration shown below:

Name	Date	Shares	Consideration

Daniel Allen	11-12-14	5,000,000	$63,000

Chase Zeman	11-12-14	5,000,000	$63,000

Travis Hair	11-25-14	3,174,600	$40,000

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Malone  Bailey LLP served as the Company’s independent registered public accountant for the years ended August 31, 2014 and 2013.

The following table shows the aggregate fees billed by Malone  Bailey LLP to the Company for the period shown.

	Year Ended August 31,
	2014	2013

Audit Fees	$11,000	$6,500
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Form 10-Q reports.  Prior to contracting with Malone  Bailey LLP to render audit or non-audit services, each engagement was approved by the Company’s directors.

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Name

3.1	Articles of Incorporation*
3.2	Bylaws*
31	Rule 13a014(a) Certifications
32	Section 1350 Certifications

*	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File #333-122009)

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors
Naprodis, Inc.
Poway, California

We have audited the accompanying consolidated balance sheet of Naprodis, Inc. (“the Company”) as of August 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses for the years ended August 31, 2014 and 2013 and had a working capital deficit as of August 31, 2014 and 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
January 16, 2015

NAPRODIS, INC.
BALANCE SHEETS

	August 31,	August 31,
	2014	2013

ASSETS

Current Assets
Cash	$63,000	$3,542
Accounts Receivable	-	22,431
Inventories, net	-	19,923
Total Current Assets	63,000	45,896

Property and equipment, net	-	25,959
Long-term inventories	-	119,534
Other Assets	-	10,159

TOTAL ASSETS	$63,000	$201,548

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and accrued expenses	$72,348	$239,757
Accrued payroll and payroll taxes	2,476	1,783
Accrued Interest	-	52,517
Stock subscription payable	63,000	-
Customer Deposits	-	2,319
Payables to related party	-	139,586
Officer Loans	-	216,737

Total Liabilities	137,824	652,699

Stockholders' Deficit
Preferred stock, $0.001 par value,
10,000,000 shares authorized, 0 shares issued	-	-
Common Stock, $0.001 par value,
60,000,000 shares authorized;
2,027,000 and 4,990,000 issued and outstanding at
August 31, 2014 and August 31, 2013	2,027	4,990
Additional paid-in capital	791,335	131,260
Deficit	(868,186)	(587,401)

Total Stockholders's Deficit	(74,824)	(451,151)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$63,000	$201,548

The accompanying notes are an integral part of these financial statements

NAPRODIS INC.
STATEMENT OF OPERATIONS

	August 31,	August 31,
	2014	2013

Revenues	$-	$207,316

Cost of sales, (exclusive of depreciation, included in
general & administrative expenses)	-	23,217

Gross profit	-	184,099

Selling expenses	-	19,027

General and administrative expenses
Occupancy costs	-	146,746
Salaries and wages	-	9,697
Other general and administrative expenses	69,837	154,029

Total general and administrative expenses	69,837	310,472

Net Loss before other income and expenses	(69,837)	(145,400)

Interest expense	-	(22,195)

Loss on discontinued operations	(210,948)	-

Net Income (Loss)	$(280,785)	$(167,595)

Net Loss per share - basic and diluted	$(0.06)	$(0.03)

Weighted average common shares
outstanding - basic and diluted	4,941,458	4,990,000

The accompanying notes are an integral part of these financial statements

NAPRODIS, INC
STATEMENT OF STOCKHOLDERS' DEFICIT

					Stockholders'
			Additional		Equity
	Common Stock		Paid -in	Accumulated	(Deficit)
	Share	Amount	Capital	Deficit	Total

Balance at August 31, 2012	4,990,000	4,990	131,260	(419,806)	(283,556)

Net loss for the year				(167,595)	(167,595)

Balance at August 31, 2013	4,990,000	4,990	131,260	(587,401)	(451,151)

Cancellation of owner shares	(2,963,000)	(2,963)	2,963		-

Disposal of operations			657,112		657,112

Net loss for the year				(280,785)	(280,785)

Balance at August 31, 2014	2,027,000	2,027	791,335	(868,186)	(74,824)

The accompanying notes are an integral part of these financial statements

NAPRODIS, INC.
STATEMENT OF CASH FLOWS

	August 31,	August 31,
	2014	2013

Operating Activities
Net loss	$(280,785)	$(167,595)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	-	14,564
Discontinued operations	210,948	-
Changes in operating assets and liabilities:
Accounts Receivable	-	(11,035)
Inventory	-	(21,374)
Prepaid expenses	-	-
Accounts Payable and accrued expenses	66,133	141,093
Accrued payroll and payroll taxes	162	942
Accrued Interest	-	18,722
Customer Deposits	-	2,319
Stock subscription payable	63,000	-
Net Cash provided by operating activities	59,458	(22,364)

Financing Activities
Proceeds from officer loans	-	10,195
Proceeds (repayment) of payable to related party	-	15,063
Cash distributed to related party	-	-
Net Cash provided by financing activities	-	25,258

Net Increase (Decrease) in cash	59,458	2,894
Cash, beginning of period	3,542	648
Cash, end of period	$63,000	$3,542

Supplemental disclosures of cash flow information
Cash paid for
Interest	$-	$-
Income taxes	-	-

Non-cash supplemental disclosures
Cancellation of shares held by previous owners	$2,963	$-
Disposal of operations	657,112

The accompanying notes are an integral part of these financial statements

NAPRODIS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business

Naprodis, Inc. (the “Company”) was incorporated in the state of Nevada on June 4, 1999, and chose August 31 as its fiscal year end. The Company originally operated as a pharmaceutical manufacturer, supplying natural raw materials and natural health care products to the health supplement and beauty product industry.

On August 25, 2014, the Company transferred all of its assets to Naprodis, Inc., a Colorado corporation ("Colorado Naprodis").  In consideration for the transfer of these assets, Colorado Naprodis agreed to assume a substantial amount of the Company's liabilities.  A former officer and director of the Company personally guaranteed the obligation of Colorado Naprodis regarding the assumption of the Company's liabilities.

As a result of the disposal of the Company's old business, the Company now plans to establish a website that state-licensed marijuana growers and dispensaries can use to buy and sell products from each other.  The Company's website will be designed to comply with all state laws and regulations.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. As of August 31, 2014 and 2013 there were no cash and cash equivalents.

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

Accounts Receivable

Accounts receivable are presented at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and uses the allowance method to account for uncollectible accounts receivable balances.  Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible.  Factors used to establish an allowance include the age of the balance, credit quality, payment history, current credit-worthiness of the customer and current economic trends.  There is no allowance for doubtful accounts as of August 31, 2014 and 2013.

Inventories

Inventories are recorded as lower of cost (first in, first out) or market value. When required, a provision is made to reduce excess and obsolete inventory to estimated net value.  A periodic inventory system is maintained by 100% count. Inventory at August 31, 2014 and 2013 consisted of raw materials, work in process, and finished goods as follows:

	August 31,
	2014	2013

Raw materials	$-	$56,664
Work in process	-	3,246
Finished goods	-	17,526
Containers and Packaging	-	59,072
Total inventory	-	149,417
Provision for price adjustments	-	(9,960)
Inventory, net	$-	$139,457

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

	2014	2013

Service	n/a	7.1%
Personal Care	n/a	90.2%
Other	n/a	2.7%

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

Product Purchases and Accounts Payable: the Company purchased approximately 0% and 0% of its products from two companies that are related parties in the fiscal year ended August 31, 2014 and 2013.  (See Note 3).

It is management’s opinion that the Company is not exposed to significant credit risk associated with its accounts receivable as at August 31, 2014 and 2013, nor manufacturing risk related to its suppliers.

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

The Company has no potentially dilutive securities outstanding as of August 31, 2014 and 2013.

Provision for Income Taxes

The company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of  deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company generated a deferred tax credit through net operating loss carry forwards.  As of August 31, 2014 the Company had federal and state net operating loss carry forwards of approximately $644,000 ($545,000 in 2013) that can be used to offset future taxable income.  The carry forwards will begin to expire in 2014 unless utilized in earlier years.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at August 31, 2014 and 2013 as follows:

	August 31, 2014	August 31, 2013

Net operating losses	277,000	235,000
Less: valuation allowance	(277,000)	(235,000)
Net deferred tax assets	$-	$-

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Going Concern

As shown in the financial statements, the Company incurred a net loss of $280,785 during the year ended August 31, 2014, and as of that date, the Company’s current liabilities exceeded its current assets by $74,824.  These factors, as well as the Company having negative cash flow in the fiscal year ended August 31, 2014, create an uncertainty regarding the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – PROPERTY AND EQUIPMENT

	Cost	Accumulated Depreciation	August 31, 2013 Net Book Value

Laboratory equipment, computers & software	$48,152	$38,285	$9,867
Office furniture	10,819	5,695	5,164
Automobiles	28,800	17,872	10,928
	$87,771	$61,812	$25,959

Depreciation expense for the year ended August 31, 2013 was $14,564.

NOTE 3 – PAYABLES TO RELATED PARTY

The following payables to companies that are related by common ownership are payable on demand, have no terms of repayment or maturity date and accrue interest at 5% per annum:

	August 31,
	2014	2013

Solde Naprodis Inc.	$-	$3,198
Phybiosis Inc.	-	120,105
Loresys	-	16,283
	$-	$139,586

NOTE 4 – OFFICER LOANS

Loans from the following officers of the Company are payable on demand, have no terms of repayment or maturity date and accrue interest at 5% per annum:

	August 31,
	2014	2013

Paul Petit	$-	$106,378
Alain Petit	-	23,973
Kelley Thompson	-	67,427
Jean-Phillipe Petit	-	5,000
Antoine Lagomarsino	-	6,459
Guillaume Petit	-	7,500
	$-	$216,737

NOTE 5 – DISPOSAL OF ASSETS

On August 25, 2014, the Company transferred all of its assets to Naprodis, Inc., a Colorado corporation (“Colorado Naprodis”).  In consideration for the transfer of these assets, Colorado Naprodis agreed to assume a substantial amount of the Company’s liabilities.  Colorado Naprodis is controlled by a person who was the Company’s president prior to August 25, 2014.

In connection with the assignment of the Company’s assets to Colorado Naprodis:

●	The Company’s former officers and directors resigned and new management was appointed;
●	The Company’s former president agreed to the cancellation of 1,175,000 shares of his common stock. These shares were returned to treasury and cancelled;
●	A former principal shareholder sold 1,788,000 shares of the Company’s common stock to the Company for a nominal consideration. The shares sold to the Company were returned to treasury and cancelled.

The transaction was assessed according to guidance in ASC 810-10-40, Deconsolidation of a Subsidiary, with a gain or loss recognized as the difference between fair value of any consideration received, and the carrying amount of the group of assets.  Since the transaction was between officers and the Company, no gain or loss is recognized and the transaction flows through APIC.

As a result of this transaction, the Company recognized a total of $657,112 related to disposal of operations in APIC.

NOTE 6 – STOCK SUBSCRIPTION PAYABLE

During August 2014, the Company received $63,000 in payment for the issuance by the Company of 5,000,000 shares of common stock.  These shares were issued in November 2014.

NOTE 7 – SUBSEQUENT EVENTS

During the three months ended November 30, 2014 the Company sold shares of its common stock to three persons, on the dates, in the amounts, and for the consideration shown below:

Name	Date	Shares	Consideration

Officer and Director	11-12-14	5,000,000	$63,000	(1)
Director	11-12-14	5,000,000	$63,000
Unrelated third party	11-25-14	3,174,600	$40,000

(1)	Payment was received in August 2014 and recognized on the balance sheet as a stock subscription payable for the value of shares due to be issued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2015	NAPRODIS, INC.

	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Allen	Principal Executive,	January 14, 2015
Daniel Allen	Financial and Accounting Officer
and a Director

/s/ Chase Zeman	Director	January 14, 2015
Chase Zeman