Form 10-Q
period 2014-11-30
Naprodis, Inc.
filed 2015-01-20
CIK 1313938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended November 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 333-122009

NAPRODIS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	33-0903494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9235 Bell Flower Way Highlands Ranch, CO 80126
 (Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:  (720) 525-4981

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,201,600 shares outstanding as of January 10, 2015.

NAPRODIS, INC.

FINANCIAL STATEMENTS

For the three months ended

November 30, 2014

NAPRODIS, INC.
BALANCE SHEETS

	November 30,	August 31,
	2014	2014
	(Unaudited)

ASSETS

Current Assets
Cash	$116,522	$63,000
Total Current Assets	116,522	63,000

TOTAL ASSETS	$116,522	$63,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$30,370	$72,348
Accrued payroll and payroll taxes	2,476	2,476
Stock subscription payable	--	63,000

Total Liabilities	32,846	74,824

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value,
10,000,000 shares authorized, 0 shares issued	--	--
Common Stock, $0.001 par value, 60,000,000
shares authorized; 15,201,600 and 2,037,000
shares issued and outstanding at November 30,
2014 and August 31, 2014	15,191	2,027
Additional paid-in capital	944,171	791,335
Deficit	(875,686)	(868,186)

Total Stockholders’ Equity (Deficit)	83,676	(74,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$116,522	$63,000

The accompanying notes are an integral part of these financial statements

NAPRODIS INC.
STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended
	November 30,
	2014	2013

Revenues	$--	$--

Cost of sales, (exclusive of depreciation, included in
general & administrative expenses)	--	--

Gross profit	--	--

Selling expenses	--	--

General and administrative expenses
Occupancy costs	--	--
Salaries and wages	--	--
Other general and administrative expenses	7,500	--

Total general and administrative expenses	7,500	--

Net Loss before other income and expenses	(7,500)	--

Loss on discontinued operations	--	(58,278)

Net Loss	$(7,500)	$(58,278)

Net Loss per share - basic and diluted
	$(0.00)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	4,179,451	4,990,000

The accompanying notes are an integral part of these unaudited financial statements

NAPRODIS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended
	November 30,
	2014	2013

Operating Activities
Net loss	$(7,500)	$(58,278)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	--	1,358
Changes in operating assets and liabilities:
Accounts Receivable	--	10,660
Inventory	--	41,147
Prepaid expenses	--	-
Accounts payable and accrued expenses	(41,978)	14,991
Accrued payroll and payroll taxes	--	228
Accrued Interest	--	4,078
Customer Deposits	--	(1,069)
Net Cash provided (used) by operating activities	(49,478)	13,115

Financing Activities
Payments of officer loans	--	(12,168)
Proceeds from sale of common stock	103,000	--
Net Cash provided by (used in ) financing activities	103,000	(12,168)

Net Increase in cash	53,522	947
Cash, beginning of period	63,000	3,542
Cash, end of period	$116,522	$4,489

Supplemental disclosures of cash flow information
Subscription receivable	$63,000	$--

The accompanying notes are an integral part of these unaudited financial statements

NAPRODIS, INC.
NOTES TO THE (UNAUDITED) FINANCIAL STATEMENTS

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

As a result of the disposal of the Company’s old business, the Company now plans to provide a variety of services to licensed marijuana growers and dispensaries.

Basis of Presentation

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements as of and for the three months ended November 30, 2014 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2014 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended November 30, 2014 are not necessarily indicative of results for the entire year ending August 31, 2015.

NOTE 2 – GOING CONCERN

As shown in the financial statements, during the three months ended November 30, 2014 the Company did not earn any revenue and incurred a net loss of $(7,500).  As of November 30, 2014, the Company has an accumulated deficit of $(875,686). These factors create a substantial doubt regarding the Company’s ability to continue as a going co concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – COMMON STOCK

During the three months ended November 30, 2014 the Company sold shares of its common stock to three persons, on the dates, in the amounts, and for the consideration shown below:

Name	Date	Shares	Consideration
Officer and Director	11-12-14	5,000,000	$63,000	(1)
Director	11-12-14	5,000,000	$63,000
Unrelated third party	11-25-14	3,174,600	$40,000

(1)	Payment was received in August 2014.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In connection with the assignment of the Company’s assets to Colorado Naprodis:

●	Paul Petit, Jean-Phillipe Petit, Alain Petit and Kelly Thompson resigned as officers and/or directors of the Company;
●	Paul Petit agreed to the cancellation of 1,175,000 shares of his common stock. These shares were returned to treasury and cancelled;
●
S.A.R.L. Naprodis, which is controlled by Alain Petit, sold 1,788,000 shares of the Company’s common stock to the Company for a nominal consideration.  The shares sold to the Company were returned to treasury and cancelled; and

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

Initially the Company plans to provide the following to licensed dispensaries and growers:

●	An LED lighting system that requires 70% less energy than current systems and offers prism based lighting spectrums to provide a software controlled lighting system;

●	cartridges and pen constructs that allow licensed dispensaries to distribute e-marijuana cigarette products ;

●	protection and security;

●	assistance with regulatory compliance;

●	employment, background checks and other human resource services;

●	advertising and marketing; and

●	capital and related financial services.

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

Results of Operations

Since the Company sold all of its assets to a private corporation controlled by the Company’s former president in August 2014, a comparison of the Company’s operating results for the three months ended November 30, 2014 and its financial condition as of November 30, 2014 with any prior period would not be meaningful.

Liquidity and Capital Resources

During the three months ended November 30, 2014 the Company sold shares of its common stock to the persons, on the dates, in the amounts, and for the consideration shown below:

Name	Date	Shares	Consideration
Daniel Allen	11-12-14	5,000,000	$63,000	(1)
Chase Zeman	11-12-14	5,000,000	$63,000
Travis Hair	11-25-14	3,174,600	$40,000

(1)	Payment was received in August 2014.

Daniel Allen is an officer and director of the Company.  Chase Zeman is a director of the Company.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of November 30, 2014, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NAPRODIS, INC.

Date: January 20, 2015	By:	/s/ Daniel Allen
Daniel Allen, President, Principal Executive,
Financial and Accounting Officer