Form 10-Q
period 2015-02-28
Sibannac, Inc.
filed 2015-04-08
CIK 1313938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended February 28, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 333-122009

SIBANNIC, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	33-0903494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1313 E. Osborn, Phoenix, AZ 85014

(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:  (480) 420-3171

9235 Bell Flower Way, Highlands Ranch, CO 80126
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,467,200 shares outstanding as of April 8, 2015.

SIBANNAC, INC.

FINANCIAL STATEMENTS

For the period ended

February 28, 2015

SIBANNAC, INC.

BALANCE SHEETS

(Unaudited)

SIBANNAC, INC.

BALANCE SHEETS

	February 28,	August 31,
	2015	2014
	(Unaudited)

ASSETS

Current Assets
Cash [note 2]	$207,658	$63,000
Loans receivable [note 2]	20,000	–
Total Current Assets	227,658	63,000

TOTAL ASSETS	$227,658	$63,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$6,760	$72,348
Accrued payroll and payroll taxes	2,476	2,476
Stock subscription payable	–	63,000

Total Liabilities	9,236	137,824

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 60,000,000 shares authorized; 15,967,200 and 2,027,000 shares issued and outstanding at February 28, 2015 and August 31, 2014 [note 4]	15,957	2,027
Additional paid-in capital	1,094,405	791,335
Deficit	(891,940)	(868,186)

Total Stockholders’ Equity (Deficit)	218,422	(74,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$227,658	$63,000

The accompanying notes are an integral part of these financial statements

SIBANNAC, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	February 28,		February 28,
	2015	2014	2015	2014

Revenues	$–	$29,200	$–	$95,762

General and Administrative Expenses	–	6,996	–	54,994

Gross profit	–	22,204	–	40,768

Selling expenses	–	2,264	–	4,912

General and administrative expenses
Occupancy costs	–	34,167	–	68,334
Salaries and wages	–	2,761	–	5,377
Other general and administrative expenses	16,254	43,010	23,754	68,152

Total general and administrative expenses	16,254	82,202	23,754	146,775

Net Loss before other income and expenses	(16,254)	(59,998)	(23,754)	(106,007)

Interest expense	–	(3,793)	–	(7,903)

Net Loss	$(16,254)	$(63,791)	$(23,754)	$(113,910)

Net Loss per share - basic and diluted	$(0.0010)	$(0.0100)	$(0.0015)	$(0.0200)

Weighted average common shares outstanding - basic and diluted	8,985,331	4,990,000	16,020,978	4,990,000

The accompanying notes are an integral part of these unaudited financial statements

SIBANNAC, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended
	February 28,
	2015	2014

Operating Activities
Net loss	$(23,754)	$(113,910)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	–	7,282
Changes in operating assets and liabilities:
Accounts Receivable	–	8,628
Inventory	–	45,700
Accounts Payable and accrued expenses	(65,588)	81,995
Accrued payroll and payroll taxes	–	470
Accrued Interest	–	(8,756)
Other Payable	(63,000)	–
Customer Deposits	–	(1,069)
Net Cash (used in)/provided by operating activities	(152,342)	20,340

Investing Activities
Acquisition of equipment	–	(2,283)
Net cash used in investing activities	–	(2,283)

Financing Activities
Loans receivable	(20,000)	–
Proceeds (payments) on officer loans	–	(14,525)
Proceeds (payments) on related party debt	–	(278)
Proceed on sale of equity securities	317,000	–
Net Cash provided by financing activities	297,000	(14,803)

Net Increase (Decrease) in cash	144,658	3,254
Cash, beginning of period	63,000	3,254
Cash, end of period	$207,658	$6,796

Supplemental disclosures of cash flow information
Cash paid for
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

SIBANNAC, INC.

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

As a result of the disposal of the Company’s old business, the Company now plans to provide a variety of services to licensed marijuana growers and dispensaries. The initial service offering will be various website marketing and professional employer organization sales.

Basis of Presentation

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements as of and for the six months ended February 28, 2015 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2014 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six month periods ended February 28, 2015 are not necessarily indicative of results for the entire year ending August 31, 2015.

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cash and Cash Equivalents - The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At February 28, 2015 and August 31, 2014 there were deposit balances in a United States bank of $57,658 and $0 respectively. In addition, the Company maintains cash balance in trust accounts managed by the Company’s attorney totaling $150,000 and $63,000 in February 28, 2015 and August 31, 2014, respectively.

Loan Receivable - The Company extended a short term loan of $20,000 to a company that is currently holding multiple assets for which the Company is currently in the process of finalizing a purchase agreement. This loan does not pay interest and is expected to be retired upon the completion of the asset purchase which has not occurred as of this filing.

Interest expense - The Company had various payables outstanding in the periods including February 28, 2014 to companies that are related by common ownership and were payable on demand and have no terms of repayment or maturity date and accrued interest at 5% per annum resulting in $7,903 of interest expense being recognized in February 28, 2014.

NOTE 3– GOING CONCERN

As shown in the financial statements, during the six months ended February 28, 2015 the Company did not earn any revenue and incurred a net loss of $23,754. As of February 28, 2015, the Company has an accumulated deficit of $891,940. These factors create a substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – COMMON STOCK

During the six months ended February 28, 2015 the Company sold shares of its common stock to the persons, on the dates, in the amounts, and for the consideration shown below:

Name	Date	Shares	Consideration
Officer and Director	11-12-14	5,000,000	$63,000	(1)
Director	11-12-14	5,000,000	$63,000
Unrelated third parties	11-25-14	4,429,600	$291,000	(2)

(1)	Payment was received in August 2014.
(2)	Payments were received between September 2014 and February 2015.

NOTE 5 – SUBSEQUENT EVENT

Subsequent to period end, the Company extended an additional $20,000 non-interest bearing loan to an unrelated third party. The Company expects this loan to be retired upon the completion of a proposed asset purchase currently being negotiated.

In addition, subsequent to period end, the Company raised an additional $100,000 of cash through the issuance of 500,000 shares of its common stock.

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

On August 25, 2014, the Company transferred all of its assets to Sibannac, Inc., a Colorado corporation (“Colorado Naprodis”). In consideration for the transfer of these assets, Colorado Naprodis agreed to assume a substantial amount of the Company’s liabilities. Colorado Naprodis is controlled by Paul Petit, who was the Company’s president prior to August 25, 2014.

In connection with the assignment of the Company’s assets to Colorado Naprodis:

•	Paul Petit, Jean-Phillipe Petit, Alain Petit and Kelly Thompson resigned as officers and/or directors of the Company;
•	Paul Petit agreed to the cancellation of 1,175,000 shares of his common stock. These shares were returned to treasury and cancelled;
•	S.A.R.L. Naprodis, which is controlled by Alain Petit, sold 1,788,000 shares of the Company’s common stock to the Company for a nominal consideration. The shares sold to the Company were returned to treasury and cancelled; and
•	The following persons were appointed as officers and directors of the Company:

Daniel Allen	President, Chief Executive Officer and a Director
Chase Zeman	Secretary, Treasurer and a Director

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

Initially the Company plans to provide the following to licensed dispensaries and growers:

•	assistance with regulatory compliance;

•	employment, background checks and other human resource services;

•	advertising and marketing; and

•	capital and related financial services.

In order to provide these products and services, the Company plans to enter into partnership, joint venture and sales distribution agreements with unrelated parties who are already providing, or have indicated their capability to provide, these products and services.

As of April 8, 2015 the Company had not entered into agreements with any person relating to these products or services.

The Company’s ability to provide capital to the marijuana industry will be dependent upon the Company’s ability to raise capital through the public or private sale of its securities.

Results of Operations

Since the Company sold all of its assets to a private corporation controlled by the Company’s former president in August 2014, a comparison of the Company’s operating results for the three and six months ended February 28, 2015 and its financial condition as of February 28, 2015 with any prior period would not be meaningful.

Liquidity and Capital Resources

During the three and six months ended February 28, 2015 the Company received $317,000 from the sale of its common stock.

During the twelve months ending March 31, 2016 the Company estimates it will need approximately $500,000 to implement its business plan. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of February 28, 2015, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 6.  Exhibits

a.  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIBANNAC, INC.

Date: April 8, 2015	By:	/s/ Daniel Allen
Daniel Allen, President, Principal Executive Officer

Date: April 8, 2015	By:	/s/ Paul Dickman
Paul Dickman, Principal Financial and Accounting Officer

