Form 10-Q
period 2015-05-31
Sibannac, Inc.
filed 2015-07-14
CIK 1313938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended May 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,767,200 shares outstanding as of July 14, 2015.

SIBANNAC, INC.

FINANCIAL STATEMENTS

For the period ended

May 31, 2015

SIBANNAC, INC.

BALANCE SHEETS

(Unaudited)

	May 31, 2015	August 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash [note 2]	$414,541	$63,000
Loans receivable [note 2]	60,000	–
Total Current Assets	474,541	63,000

TOTAL ASSETS	$474,541	$63,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$9,129	$72,348
Accrued payroll and payroll taxes	2,476	2,476
Stock subscription payable	–	63,000
Total Current Liabilities	11,605	137,824

Total Liabilities	11,605	137,824

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 60,000,000 shares authorized; 15,967,200 and 2,027,000 shares issued and outstanding at February 28, 2015 and August 31, 2014 [note 4]	17,757	2,027
Additional paid-in capital	1,393,105	791,335
Deficit	(947,926)	(868,186)

Total Stockholders’ Equity (Deficit)	462,936	(74,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$474,541	$63,000

The accompanying notes are an integral part of these financial statements.

SIBANNAC, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended May 31,		For the nine months ended May 31,
	2015	2014	2015	2014
Revenues	$–	$66,091	$–	$161,853

Cost of Goods Sold (exclusive of depreciation, included in general & administrative expenses)	–	9,699	–	64,693

Gross profit	–	56,392	–	97,160

Selling expenses	–	2,661	–	7,573

General and administrative expenses
Occupancy costs	–	34,509	–	102,843
Salaries and wages	–	2,537	–	7,913
Other general and administrative expenses	55,990	18,027	79,745	94,293

Total general and administrative expenses	55,990	55,073	79,745	205,049

Net Loss before other income and expenses	(55,990)	(1,342)	(79,745)	(115,462)

Interest income	4	–	5	–
Interest expense	–	(4,112)	–	(12,015)

Net Loss	$(55,986)	$(5,454)	$(79,740)	$(127,477)

Net Loss per share - basic and diluted	$	$–	$	$(0.03)

Weighted average common shares outstanding - basic and diluted	16,595,991	4,990,000	11,739,661	4,990,000

The accompanying notes are an integral part of these unaudited financial statements.

SIBANNAC, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended May 31,
	2015	2014
Operating Activities
Net loss	$(79,740)	$(127,477)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	–	10,923
Changes in operating assets and liabilities:
Accounts Receivable	–	(16,709)
Inventory	–	50,488
Accounts Payable and accrued expenses	(63,219)	116,826
Accrued payroll and payroll taxes	–	325
Accrued Interest	–	(8,756)
Other Payable	(63,000)	–
Customer Deposits	–	(1,069)
Net Cash (used in)/provided by operating activities	(205,959)	24,551

Investing Activities
Acquisition of equipment	–	(2,283)
Loans receivable	(60,000)	–
Net cash used in investing activities	(60,000)	(2,283)

Financing Activities
Proceeds from the sale of common stock	617,500	–
Proceeds (payments) on officer loans	–	(14,636)
Proceeds (payments) on related party debt	–	(278)
Net Cash provided by financing activities	617,500	(14,914)

Net Increase (Decrease) in cash	351,541	7,354
Cash, beginning of period	63,000	3,542
Cash, end of period	$414,541	$10,896

Supplemental disclosures of cash flow information
Cash paid for
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

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

These unaudited interim financial statements as of and for the nine months ended May 31, 2015 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2014 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine month periods ended May 31, 2015 are not necessarily indicative of results for the entire year ending May 31, 2015.

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At May 31, 2015 and August 31, 2014 there were deposit balances in a United States bank of $414,541 and $63,000 respectively.

Loan Receivable – The Company extended a short term loan of $60,000 to a company that is currently holding multiple assets for which the Company is currently in the process of finalizing a purchase agreement. This loan does not pay interest and is expected to be retired upon the completion of the asset purchase which has not occurred as of this filing.

NOTE 3 – GOING CONCERN

As shown in the financial statements, during the nine months ended May 31, 2015 the Company did not earn any revenue and incurred a net loss of $79,740. As of May 31, 2015, the Company has an accumulated deficit of $947,926. These factors create a substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – COMMON STOCK

During the nine months ended May31, 2015 the Company sold shares of its common stock to the persons, on the dates, in the amounts, and for the consideration shown below:

Name	Date	Shares	Consideration
Officer and Director	11-12-14	5,000,000	$63,000	(1)
Director	11-12-14	5,000,000	$63,000
Unrelated third parties	various	5,729,600	$617,500	(2)

(1)	Payment was received in August 2014.
(2)	Payments were received between September 2014 and March 2015.

NOTE 5 – SUBSEQUENT EVENT

Subsequent to period end, the Company extended an additional $24,000 non-interest bearing loan to an unrelated third party. The Company expects this loan to be retired upon the completion of a proposed asset purchase currently being negotiated.

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

Results of Operations

Since the Company sold all of its assets to a private corporation controlled by the Company’s former president in August 2014, a comparison of the Company’s operating results for the three and nine months ended May 31, 2015 and its financial condition as of May 31, 2015 with any prior period would not be meaningful.

Liquidity and Capital Resources

During the three and nine months ended February 28, 2015 the Company received $617,500 from the sale of its common stock.

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

PART II

Item 6.  Exhibits

a.  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIBANNAC, INC.

Date: July 14, 2015	By:	/s/ Daniel Allen
Daniel Allen, President, Principal Executive Officer

Date: July 14, 2015	By:	/s/ Paul Dickman
Paul Dickman, Principle Financial and Accounting Officer

