Form 10-Q/A
period 2015-05-31
Sibannac, Inc.
filed 2015-07-16
CIK 1313938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on July 14, 2015.

2

PART II

Item 6.  Exhibits

a.  Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIBANNAC, INC.

Date: July 16, 2015	By:	/s/ Daniel Allen
Daniel Allen, President, Principal Executive Officer

Date: July 16, 2015	By:	/s/ Paul Dickman
Paul Dickman, Principle Financial and Accounting Officer

4