Form 10-K
period 2015-08-31
Sibannac, Inc.
filed 2016-02-26
CIK 1313938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 333-122009

SIBANNAC, INC.

(EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

NEVADA	33-0903494
(STATE OR OTHER JURISDICTION	(I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

1313 E. Osborn Rd., Ste. #100
Phoenix, AZ	85014
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(480) 420-3171

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[_]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	[_]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer (Do not check if a smaller reporting company)	[_]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2015 was 5,448,000.

As of August 31 2015, there were 17,527,194 shares outstanding of which 5,448,000 shares were held by non-affiliates.

i

FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Although Sibannac, Inc. (“Sibannac” or the “Company”, which may also be referred to as “we”, “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-K. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the SEC.

PART I

ITEM 1. BUSINESS

Company History and Overview

History of Sibannac, Inc., a Nevada corporation

Sibannac, Inc. ("Sibannac" or "Company" or "we") was incorporated in June 1999 in the State of Nevada as Naprodis, Inc. for the purpose to engage in any lawful activity for which corporations may be formed. On August 25, 2014, the Company transferred all of its assets to Naprodis, Inc., a Colorado corporation (“Colorado Naprodis”). In consideration for the transfer of these assets, Colorado Naprodis agreed to assume a substantial amount of the Company’s liabilities. On November 25, 2014, the Company changed its name to Sibannac, Inc.

On August 19, 2015, Sibannac, Inc. (“the Company” or “Sibannac”), a Nevada corporation, entered into an Asset Acquisition Agreement with Apollo Media Network, Inc. (“Apollo”), a Delaware corporation, whereby all of the assets of Apollo would be acquired by the Company from Apollo. Pursuant to the Asset Acquisition Agreement, the closing of the Acquisition was effective August 31, 2015, although completed later. Apollo issued to the Company an Assignment Agreement and Bill of Sale for the Assets, duly executed by Apollo. Sibannac, Inc. delivered to Apollo Media Network, Inc. three million, one hundred thousand (3,100,000) shares of the Company’s Common Stock, duly issued, fully paid and non-assessable which were distributed to its shareholders in liquidation of Apollo pursuant to IRC Section 368c. There has been no merger, however, the assets and intellectual property of Apollo were transferred in liquidation to Sibannac.

We have short operating history in the Apollo business (only in the startup mode in 2015) and no representation is made, nor is there any assurance that our Company will be able to successfully raise the necessary capital to successfully carry out its business plans.

After fiscal year end we acquired Protection Cost, Inc. for two million, three hundred thousand (2,300,000) shares which intends to provide labor and accounting management systems for the cannabis industry.

Proposed Business Plan of Sibannac, Inc.

Sibannac intends to become a media and management services company, whose purpose is to service businesses with online marketing, advertising, sales tracking, management consulting and other informational services. Additionally, Sibannac provides accounting and expense and labor management systems to assist in compliance in the highly regulated industry environment.

We intend to fully comply with all federal laws and regulations, including those enforced by the US Drug Enforcement Administration (DEA), United States Department of Agriculture (USDA), US Food and Drug Administration (FDA) and US Federal Trade Commission (FTC) in our operations. We are NOT a “marijuana” sales company attempting to operate outside of federal “marijuana” prohibitions.

Divisions of Sibannac, Inc.

1. Sibannac Media

Our division, Sibannac Media, into which the Apollo assets were merged is in the business of developing and promoting web content. We currently own 15 domains that in total frequently rank high as 250 visited websites on the web according to Quantcast analytics. We are currently generating revenue from these sites and expect to expand into offering direct advertising sales in the near future.

a. Overview

Sibannac Media is a media company that produces websites, targeting specific consumer and B2B interests. It leverages these platforms to sell advertising and to generate an average audience of over 1 million unique users each month per web site, thereby reaching niche audiences interested in categories such as science, sports, health, parenting, news and business. Sibannac Media is a wholly owned subsidiary of Sibannac and intends to develop and drive the advertising and technology side of the Sibannac brands and products.

Sibannac Media intends to leverage technology to measure audience trend, behavior and social media to best determine desired content and advertiser demand. Sibannac Media intends to use Real Time Bidding (RTB) networks for media buying and selling of advertising. This is known as programmatic advertising, which is a system similar to how stocks trade on Wall Street where computers automate the process of buying and selling inventory and improve results.

According to eMarketer last year programmatic programming hit approximately $15 billion in advertising revenue accounting for 50% of the US digital display market. However, eMarketer sees significant growth coming from programmatic direct, which will reach $8.57 billion in spending by 2016 to represent 42.0% of programmatic ad expenditure in the US—up from 8.0% this year.

Sibannac Media has achieved a number of key business objectives including the successful prototype deployment of Sibannac Media's proprietary marketing tactics, the development of an expanding customer base, and a clearly identifiable path to profitability, growth, and long-term success. The vision for Sibannac Media is to develop a network of relevant lifestyle sites to businesses and consumers. The plan for Sibannac Media is to not only build a top shelf network but to acquire some of the best applications, sites and online technology for this industry. The plan leverages the online advertising space as it relates to exchanges, ad networks and RTB (Real Time Bidding) and introduces a real value and necessary advertising service to the business community.

The immediate goal is to continue marketing the completed 15 sites. Each site will generate users interested in a specific content category, advertisers through Sibannac Media’s ad network will be able to reach these users based on their interests, behavior, geography, time of day and various other methods. Sibannac Media has launched SibannacIndex.com, LigaStars.com, YouScube.com, FullCourStars.com, CyclerLife.com, DynoMoves.com, LeafExaminer.com, Live2100.com, ScienceFly.com, MobilityPress.com, Lifeisaboard.com, SpyChatter.com, CagePound.com, ChildCompass.com and nputgaming.com. Collectively these sites typically generate over 15 million unique users monthly. These sites already have more eyeballs per month than the Discover.com, msnbc.com and Weedmaps.com (2.1 MUU) a leading site in the marijuana industry. By creating a system of testing and innovating to increase traffic, Sibannac Media will scale by continuously adding more sites.

Sibannac Media will pursue three main components to drive growth:

1.	Digital Media Publishing Company – This division owns and operates web sites for multi-screen (desktop, mobile, TV, tablet) audiences

2.	Ad Network – As Sibannac Media scales in site development they will build an Ad Network for advertisers to reach their highly targeted online audience.

3.	Ad Exchange / Platform – Sibannac Media will use 3rd party platform technology allowing them access to ad exchanges for the purpose of buying and selling ad inventory.

The core product of Sibannac Media is the online audience generated through Sibannac Media’s proprietary ad network through marketing tactics and organic growth. This online audience generates ad impressions as they visit Sibannac Media’s network of sites. The Sibannac Media advantages are:

•	Cost — Using 3rd party technology and outsourcing platforms Sibannac Media will pass on significant savings to the advertiser without sacrificing quality.
•	Quality — Sibannac Media will be able to match advertiser campaigns to a targeted audience based on behavior, location, time and content. The Sibannac Media network will offer rich media ad units, interstitials, road blocks, sliding home page banners and other unique ad formats to deliver high performing metrics.
•	Exposure — Video mobile and display ads are displayed on a vast network of web pages.
•	Reliability — Sibannac Media uses 3rd party anti-fraud technology to provide high quality audiences to advertisers and has an internal human auditing team to ensure traffic quality
•	Flexibility — Sibannac Media plans to allow advertisers an automated system where they can manage their own campaigns or a Sibannac Media account manager to successfully set up and manage their campaigns.

b. Sibannac Media Market:

Global digital ad spend is predicted by eMarketer to rise from $132 billion in 2014 to $194 billion in 2018 surpassing television revenue. The US Internet publishing, broadcasting, and search portal industry includes about 3,200 companies with combined annual revenue of about $58 billion. The most significant trend is the emergence of online ad network companies using state-of-the-art cloud computing environments and high-performance ad server technology to deliver superior returns and savings for both advertisers and website publishers. Three basic methods marry advertising demand with website publisher supply.

1.	First is the direct sales method. Some website publishers have a sales force that actively sells website real estate. This method is more costly however, generates a higher value for ad inventory.
2.	Second is the use of Ad networks. These are systems of lower paying, lower quality advertisements tapped by the publisher to fill remnant inventory. This ensures more ad space is sold and generating revenue, albeit at a fairly low cost. Today, most large online publishers (websites) sell remnant inventory of ad space through ad networks. Typically, 10% to 60% of a large publisher's total inventory is classified as remnant and sold through advertising networks. Smaller publishers often sell their entire inventory through ad networks.
3.	Real time bidding (RTB) has emerged as the third method to match the supply of Internet publishers with advertising demand based upon specific user characteristics. Real time bidding (RTB) is an online enabling technology for media purchases.

RTB enables media buyers to find audiences on a massive scale at an advantaged price through much-reduced effort. This, in turn, helps drive performance by ensuring an advertiser’s ad is seen by the audiences most likely to respond, while minimizing marketing costs and human resource investment. Website owners are able to make their ad inventory available to a broad array of buyers and to sell their website real estate to the highest bidder.

The following chart shows the projected growth of Real Time Bidding market:

c. Sibannac Media Marketing & Sales Plan

As a business, Sibannac Media's “product” is essentially websites; an ad network and a software solution combining 3rd party technology with custom solutions. Sibannac Media will offer these solutions in a 100% self-service system that enables customers to do everything including selling and buying an ad, funding their accounts, and generating real-time reports.

Sibannac Media will sell industry standard ad units on a Cost Per Thousand (CPM) basis. This is achieved through a programmatic system of Ad Networks and Ad Exchanges using Agency Trading Desks (ATD), Supply Side Platforms (SSP) and Demand Side Platforms (DSP). Sibannac Media's principal customers are advertisers that generally fall into three overlapping categories:

1.	Advertising Agencies — Companies that place ads on behalf of other companies.
2.	Direct Advertisers — Companies that place ads for their own products or services.
3.	Ad Networks / Publishers — Publishers wanting to participate in the Sibannac Media Network and Networks wanting to participate in the Sibannac Media Exchange.
4

Sibannac Media envisions and will pursue a three-phase marketing program as follows:

1. Phase One: Sibannac Media develops and markets responsive websites (desktop, mobile, tablet) to generate audiences for the purpose of generating quality ad inventory, which is monetized through programmatic advertising, direct sales and content marketing services. Sibannac Media plans to scale from 10 million unique users in the first quarter of operations to 30 million monthly unique users by end of 2016.

2. Phase Two: Sibannac Media develops additional marketing tactics, including direct sales, press releases, content updates, article submittals, testimonials, endorsements, social media marketing (i.e. blogs, podcasts, webinars, and videos), an affiliate program, link campaigns, and a direct e-mail marketing program (with the help of an e-mail marketing service) to generate greater brand awareness for The Company and it’s advertisers.

3. Phase Three is all about Sibannac Media leveraging technology and relationships to meet the needs of online publishers, advertisers and ad agencies. Advertisers and ad agencies are seeking consistent and quality web sites suitable for their brand’s advertising campaigns. Online publishers are driven to maximize their site’s exposure to select audiences so they can increase their value to advertisers. Sibannac Media will be a facilitator for both advertisers and publishers to achieve their goals.

Additional elements of the sales plan include:

•	Development of direct response campaigns using Sibannac Media’s network and customized landing pages to measure, optimize and maximize conversion.
•	Sibannac Media will use new video ad units and other advanced media formats to augment Sibannac Media sales strategy.
•	Sibannac Media plans to develop a strong referral program to reward existing clients and business partners that send potential members to Sibannac Media.
•	Sibannac Media plans to explore various promotional tactics to boost Sibannac Media’s standing and generate leads including: telesales; corporate sponsorships; social media, webinars; donations; direct mail; and participation at industry trade shows and conferences.
•	Sibannac Media will hire a senior sales executive to sell ad inventory and “content marketing solutions” direct to advertisers and ad agencies.
•	Sibannac Media will invest resources towards mobile technology and emerging markets.

d. Sibannac Media Competition

Sibannac Media competition falls into two broad categories; competition for advertisers against other digital advertising platforms and competition for the consumers (eyeballs) that advertisers want to reach against other marijuana industry related websites.

From the standpoint of other digital advertising platforms, Google attracts 40 percent of total US digital advertising spending, according to eMarketer. Facebook holds the second-largest share, with about 7 percent. Other market leaders include Microsoft (6 percent), Yahoo! (6 percent), and IAC (3 percent).  Highlights of other advertising networks are presented as follows:

Google AdSense: Google’s AdSense is one of the largest and perhaps the best known display advertising network. This platform allows publishers to monetize standard display ads, mobile and video, and search results as well. It’s free to sign up for AdSense and the program will accept the smallest of publishers provided they meet certain quality guidelines. AdSense also integrates into other Google products and generally pays publishers monthly for revenue generated the previous month.

AdBlade: This network of premium publishers currently consists of about 1,000 high profile publishers. It offers publishers an opportunity to fill IAB standard ad units (such as the 300×250 rectangle or 728×90 leaderboard) as well as a proprietary “NewsBullet” unit designed to increase engagement and CPMs. For smaller publishers, AdBlade isn’t much use. This network accepts only ultra-premium publishers such as Fox News, Daily News, etc.

Advertising.com: A unit of AOL, this network has nearly 2 billion impressions monetized daily and offers opportunities for publishers to monetize display ads, video, mobile, and some custom implementations. It also offers Display University, an online educational resource for publishers and advertisers looking to learn more about display ads, the process of building a campaign, and executing on creative.

Chitika: Chitika boasts a network of more than 300,000 publishers, making it one of the largest networks. Chitika ads can be used on their own, or alongside ads from other networks (such as AdSense). Chitika is also open to just about anyone, and the process for getting approval and ad implementation is generally fast. Chitika is a popular alternative for advertisers unable to use or frustrated with AdSense, with great results in certain niches and less impressive earnings in others.

Clicksor: Clicksor ads can be served alongside ads from other networks. If the minimum price of an ad is not met, the placement can be filled with default ads to ensure a 100% fill rate. When Clicksor is able to provide an ad that meets the specified CPM or CPC threshold, that ad will run. Clicksor features traditional display ads, inline text links, and more custom implementations such as pop-unders and interstitials. Publishers get paid every 15 days, can get a revenue split as high as 85%, and can participate in a referral program.

Google became popular with advertisers in part through the comparative accessibility and affordability of their AdWords program, which essentially made it possible for nearly anyone to advertise online. Over time, Google's AdWords program has become increasingly complex. Although Yahoo! and Microsoft deliver much lower click volumes — many advertisers find their conversion rates better than Google, and hence profitability is higher.

Several issues like these have already opened the door to a new generation of online marketing providers. New companies (including Sibannac Media) can offer better terms, and have better technology through the use of open-source applications and cloud-based computing environments. Freed from server and software maintenance and challenging capacity issues — second-generation companies like Sibannac Media are now able to provide substantially greater ROI for their customers at much more competitive rates.

2. Sibannac HR

We transferred the business assets of PCI (an acquired business as described in Form 8K/A dated January 15, 2016) to our division Sibannac HR which is dedicated to labor and accounting management systems for the cannabis industry. Sibannac management understands the wide range of issues that cannabis businesses encounter, and is applying the systems that it has developed to assist the industry. Key to Sibannac HR’s success is its alignment with a banking compliance solution. Sibannac HR continues to vigorously pursue these relationships

Sibannac’s initial product offerings are PEO and insurance services through its subsidiary, Sibannac HR. Sibannac HR is the exclusive sales and marketing arm of National PEO in the cannabis market.

1. Human Resources management.

National PEO develops customized human resources plans for clients to assure compliance with the latest labor laws and regulations. Additionally, National works with clients to help develop a culture that will allow clients to develop and retain talent. Ultimately, National helps ensure that employees are treated fairly and that the employer has an HR foundation that allows for growth and is protected.

•	Employee/Employer Handbook – National develops and maintains employee handbooks as labor laws change or as employer policies dictate in each state in which the client has employees.
•	Conflict Resolution – National can act as a resource, mediator or witness for employee employer conflicts, claims or disputes regarding wages, harassment, discipline, etc…
•	Benefits Support – Benefits specialists are at the business’s disposal. Whether it is for the group or an individual question or concern, National will provide the answers quickly and efficiently.
•	Compliance – National works to ensure clients maintain proper compliance with all labor laws including Americans with Disabilities Act, Immigration and Naturalization Control Act of 1986, FMLA, FLSA and other important regulations.
•	Policy and Procedure Development – National experts provide templated policies and procedures that can be adapted to specific client need to ensure a safe, comfortable and productive work environment.

2. Employee Benefits: Health Insurance, Supplemental Insurance, 401k

National’s proprietary plans and purchasing power enable businesses to affordably attract and retain high quality employees:

•	Health, Dental and Vision: National’s MetLife plan allows clients to provide the finest ancillary benefits available at a competitive price.
•	Nexus brokers take each client’s health plan to market with multiple carriers to ensure the best possible plan design and price.
•	COBRA compliance assistance
•	Section 125 cafeteria plan
•	Claims management
•	Long and Short-Term Disability Insurance
•	Term Life Insurance
•	No Cost 401k Retirement Plans saving $1,000’s in plan administration

3. Workers’ Compensation

Workers’ compensation insurance requires careful monitoring and administration. When faced with a claim or audit, employers can spend countless hours researching, responding and coping with the many aspects of workers’ compensation claims. National provides the following workers’ compensation services:

•	Safety Planning
•	Policy Administration
•	Injury Administration
•	Annual Audits Management
•	Certificates of Insurance
•	Small/no deposit plans with “pay-as-you-go” premium payments
•	Payroll Reporting and Record Keeping
•	Claims Management
•	Back-to-work Programs

4. Payroll Processing

National utilizes state-of the-art, industry leading technologies to ensure clients have maximum flexibility in their payroll processing. National systems adapt to client needs including:

•	Pay Frequency – weekly, bi-weekly, semimonthly or monthly.
•	Flexible Pay Period Dates
•	Pay Method – direct deposit, pay-cards or standard paper checks.
•	Reporting – standard and specialized reports, such as job costing, departmental reports or customized reports.
•	Payroll Tax Filing
•	Wage Garnishments

5. Workplace Safety

National maintains a robust safety team that provides risk management, safety consulting, and government compliance. Clients have access to a variety of resources, including independent safety consultants, advanced safety training for multiple industries, multimedia safety materials, and workers’ compensation loss control specialists. National safety helps ensure clients comply with state and federal workplace safety guidelines while controlling workers’ compensation costs. Services include:

•	Written Safety Programs
•	Claims Administration and Claims Cost Control
•	Risk Management
•	OSHA Compliance
•	Workplace Safety and Site Reviews
•	Onsite Safety Training Programs

6. Files, Claims & Audits

National reduces employer risk by assuming many employer-related responsibilities. Clients can reduce risk and focus on building business while National manages the following:

•	Employee Record Keeping – Gathering, verifying, preparing and maintaining all employee forms such as I-9, W-4, and W-2. Support for employee evaluations, hiring/firing documentation, corrective action, disputes
•	Claims – National works with clients on the evaluation, negotiation and resolution of unemployment claims, Workers’ Compensation claims, harassment or other employee/employer related claims.
•	Audits – National and its team of subject area experts administer all audits including workers’ compensation, EEOC, DOL and others.
•	Unemployment Administration - As the employer of record, National NATIONAL is responsible for the management and resolution of state unemployment claims.

7. Insurance Services: Nexus Partners Insurance Solutions:

Nexus Partners is a full service insurance agency with numerous affiliates and brokers around the country. Nexus currently utilizes wholesale brokers as its key provider of business insurance to its cannabis clients. Nexus provides many coverage options from multiple carriers allowing clients to choose the policy and price that best meets their needs and budget. Nexus serves commercial clients in most industries and geographic areas.

Business of Our Company

Our Commitment

To our shareholders, employees, patients, global partners, the environment and other stakeholders, we promise to act on our belief that integrity is the priceless ingredient of our company. We will operate with high standards of ethical behavior, effective governance, and we will foster a culture of transparency and dialogue with our stakeholders to improve our understanding of their needs. We take our commitment to economic, social and environmental sustainability seriously, and extend this expectation to our partners.

We promote a diverse workforce and inclusive culture. The health, safety, work-life balance, professional development, and equitable, respectful treatment of our employees are among our highest priorities.

At the date of this filing, 23 states and the District of Columbia have adopted medical or adult use legislations. Industry analysts estimate 14 more states will follow suit by 2018.1

Competition

There are a number of other emerging companies that are exploring similar services strategies. Sibannac believes that products that they develop will be competitive in the marketplace with other products serving the same market sectors. Sibannac management believes that our team’s experience bringing products to market will prevail and the Company will be unaffected at this stage by other developmental companies. Sibannac will strive to be the first to bring medicines to market in this therapeutic area in order to gain a competitive advantage.

PLAN OF OPERATIONS

Our Budget for operations in next fiscal year, 2016, is as follows:

APPLICATION OF FUNDS (1)
Working Capital	$250,000
General & Administrative	$250,000
Marketing & PR	$500,000
Total	$1,000,000

(1) These items are variable and no commitment has been obtained from any source.

We may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. We may need substantial additional capital to support its budget. We have recognized minimal revenues from our existing operational activities.

We may need to raise additional funds to support not only our expected budget, but our continued operations. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us. We may seek to borrow monies from lenders at commercial rates, but such lenders will probably be at higher than bank rates, which higher rates could, depending on the amount borrowed, make the net operating income insufficient to cover the interest.

If we are unable to begin to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

We intend to conduct research and development, market research, product formulation, and will investigate regionally compounding licensed pharmacies for potential acquisition.

 ______________

1 ArcView Market Research. (2014). The State of Legal Marijuana Markets, 2nd Edition.

COMPETITION, MARKETS, REGULATION AND TAXATION

Competitive Conditions

There are competitors in the business services industry with far greater resources, financial and marketing sources, which might compete with our Company. Such resources could overwhelm our Company's efforts and cause failure of our Company. (See "Risk Factors")

Title to Property

None. We have no patents at this time.

Government Contracts

None.

Company Sponsored Research and Development

None at this time.

Number of Persons Employed

As of August 31, 2015, our Company has two full-time employees. Our officers dedicate 30- 40 hours per week to our Company. We have six part-time employees.

ITEM 1A. RISK FACTORS

An investment in our Company's securities involves a high degree of risk. You should carefully consider the following risk factors and all the other information contained in this document before you decide to buy our Company's shares. If any of the following risks related to our Company's business actually occurs, its business, financial condition and operating results would be adversely affected.

RISKS RELATED TO OUR COMPANY AND THE BUSINESS

We depend upon our key personnel and our ability to attract and retain employees.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.

We expect to face intense competition, often from companies with greater resources and experience than we have.

The cannabis industry is in turmoil and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, and experience than we have. Some of these competitors and potential competitors have more experience than we have in the development of our business. In addition, our services, if successfully developed, will compete with, service offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or our collaboration partners have. If we are unable to compete successfully, we may be unable to grow and sustain our revenue.

We have limited history of operations and we may incur losses.

As a company with no operating history, we are subject to all of the risks associated with a new business enterprise. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, especially in challenging and competitive industries. We are unable to give you any assurance that we will generate material revenues or that any revenues generated will be sufficient for us to continue operations or achieve profitability.

We have limited assets.

As of the August 31, 2015, we have limited assets and net worth of approximately $50,000. Our success will initially depend upon continuing our business and growing our business by raising the necessary funds to expand operations.

For future additional capital requirements, we may raise capital by issuing equity or convertible debt securities, and when we do, the percentage ownership of our existing stockholders may be diluted.

We are an "emerging growth company" under the Jumpstart Our Business Startups Act. We cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are and will remain an "emerging growth company" until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which we, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Exchange Act.

For so long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. We cannot predict if investors will find its shares of common stock less attractive because we will rely on some or all of these exemptions. If potential investors find our shares of common stock less attractive as a result, there may be a less active trading market for its shares of common stock and its stock price may be more volatile.

Notwithstanding the above, we are also currently a "smaller reporting company", meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year.

If we avail ourselves of certain exemptions from various reporting requirements, the reduced disclosure may make it more difficult for investors and securities analysts to evaluate our Company and may result in less investor confidence.

We may require substantial additional financing in the future, but we are uncertain whether such financing will be available to us.

We will require significant additional capital to expand our operations. We need approximately $500,000 in working capital requirements through 2015 into 2016. We give no assurance that revenues from operations will generate cash flow sufficient to finance our operations and growth. We can give you no assurance that we will be able to obtain additional financing or capital on terms we consider to be reasonable.

Additional financing will be sought from a number of sources, including but not limited to additional sales of equity or debt securities, or loans from banks, other financial institutions or affiliates of our Company. If additional funds are raised by the issuance of our securities, such as through the issuance of additional shares, convertible securities, then the ownership interest of our existing shareholders (including investors in this Offering) may be diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations (i.e., negative operating covenants), and such debt holders may have rights senior to those of the holders of equity.

If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our business.

We depend on our executive management to operate our Company and the loss of certain members of management would materially and negatively affect us.

Our success materially depends upon the efforts of our management and other key personnel. If we lose the services of Messrs. Heineck or Kimerer or any other executive officers or significant employees, our business would likely be materially and adversely affected.

Our future success also depends, in part, upon our ability to attract and retain qualified management personnel and other employees. Any difficulties in obtaining, retaining and training qualified employees could have a material adverse effect on us. Any difficulties in obtaining and retaining qualified officers and employees could have a material adverse effect on us.

We may not realize a profit on our business acquisitions in a timely manner, which could materially and adversely affect us.

We may not realize a significant cash return if debt service exceeds net operating income on our business acquisitions. Therefore, if any of our business activities are subject to delays or operating losses, our growth may be hindered and our results of operations and cash flows may be adversely affected. In addition, new acquisition activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management. Furthermore, maintaining our management capabilities involves significant expense, including compensation expense for our personnel and related overhead. Therefore, if we do not realize a positive cash flow return on our business activities in order to offset these costs and expenses, we could be materially and adversely affected.

Conflicts of Interest

Certain conflicts of interest may exist between our Company and our officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of our Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to our Company.

Need for Additional Financing

Our Company has budgeted funds expected to be enough to carry on the proposed business through the first quarter of 2016. In the event our Company decides to expand our operations we may have very limited funds to do so. The ultimate success of our Company may depend upon our ability to raise additional capital. Our Company is continuing to assess the need for additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to our Company. If not available, our Company's operations will be limited to those that can be financed with its modest capital.

Limited Revenue History.

Our Company must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

No Assurance of Success or Profitability.

There is no assurance that our Company will ever operate profitably. There is no assurance that we will generate profits, or that the value of our Company's shares will be increased thereby.

Lack of Diversification.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within our business or industry and therefore increase the risks associated with our operations.

Dependence upon Management. Limited Participation of Management.

Our Company will be heavily dependent upon our management skills, talents, and abilities, as well as our consultants, to implement our business plan, and may, from time to time, find that our inability to devote full time attention to the business of our Company results in a delay in progress toward implementing our business plan.

Dependence upon Outside Advisors.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Company's Management, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to our Company. In the event our Company considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

Based on our current cash reserves, we will have relatively small operational budget for the operations which we cannot expand without additional raising capital.

If we are unable to begin to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

RISK FACTORS RELATED TO OUR STOCK

We may, in the future, issue more shares which could cause a loss of control by our present management and current stockholders.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

We have not paid dividends but may in the future.

We have not paid dividends on our common stock. While we intend to pay dividends in future after allocating adequate reserves, we do not guarantee, commit and undertake that dividends will be paid in the foreseeable future.

A limited public market exists for our common stock at this time, and there is no assurance of a future market.

There is a limited public market for our common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.

We are a "penny stock" company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or Accredited Investors. For purposes of the rule, the phrase "Accredited Investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Rule 144 sales in the future may have a depressive effect on our stock price.

Our shareholders may be able to use Rule 144 as an exemption for resale, but resales under Rule 144 could have a depressive effect on the market trading price, if any. Investors will have no effective way to combat this.

Rule 144 Sales

All of the outstanding Shares will be "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.

Our stock will in all likelihood continue to be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of our common stock may continue to be thinly-traded on the OTC Pink or OTCQB under the symbol SNNC, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that an active public trading market for our common Securities will ever develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or any prices or at all if they need money or otherwise desire to liquidate their securities of our Company.

Our common stock market prices may be volatile, which substantially increases the risk that you may not be able to sell your Securities at or above the price that you may pay for the security.

Because of the limited trading market for our common stock and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your Securities in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our Securities may suffer greater declines because of our price volatility.

The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

•	Variations in our quarterly operating results;
•	Loss of a key relationship or failure to complete significant transactions;
•	Additions or departures of key personnel; and
•	Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the personal care markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Our business is highly speculative and the investment is therefore highly risky.

Due to the speculative nature of our business, it is probable that the investment in shares offered hereby will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

Any economic downturn and uncertainty in the financial markets and other adverse changes in general economic or political conditions may adversely affect our industry, business and results of operations.

The global credit and financial markets have continued to experience disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be future deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. We are unable to predict the likely duration and severity of any disruptions in the credit and financial markets and adverse global economic conditions, and if any uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Potential changes in accounting practices and/or taxation may adversely affect our financial results.

We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect our reported earnings. Increases in direct and indirect income tax rates could affect after tax income. Equally, increases in indirect taxes could affect our products affordability and reduce our sales.

We will rely on third parties for services in conducting our business and any disruption of these relationships could adversely affect our business.

We will have contracts with third parties. If these relationships are disrupted for any reason our results of operation and financial condition could be adversely affected.

There is a risk that shareholders will never receive dividends.

We do not guarantee, commit or undertake to issue a dividend to shareholders for the next several years even if cash were available to do so as we would re-invest those available funds back into the operations of our Company. We cannot assure shareholders that we will achieve results or maintain a tax status that allow any specified level of cash distribution or year-to-year increases in cash distribution.

Highly Speculative Nature of Investment.

Due to the highly speculative nature of our business, it is likely that the investment in the shares offered hereby will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

Reporting Information.

Our Company is not subject to the full reporting requirements under the Securities and Exchange Act of 1934, only reporting under Section 15(d). As a result, shareholders will not have access to the all of the information required to be reported by publicly held Section 12g registered companies under the Securities and Exchange Act and the regulations thereunder. Our Company intends to provide our shareholders with annual reports containing financial information prepared in accordance with Generally Accepted Accounting Principles as required by Sec. 13 of the Securities Exchange Act of 1934.

Long Term Nature of Investment

Investors should be aware of the long-term nature of an investment in our Company. Each investor will be required to represent that the securities purchased are for their own account, for investment purposes only and not with a view towards resale or distribution. The securities offered hereby may not be negotiated, assigned, or transferred without an opinion of counsel acceptable to our Company that transfer may be made without registration under the securities laws of the United States and applicable state laws. The securities offered hereby are restricted securities under the applicable securities laws of the United States or of the various states unless an exemption from registration is available. Therefore, the securities offered hereby may have to be held for an indefinite period of time. Investors who do not wish or who are not financially able to remain as investors for a substantial and indefinite period of time are advised against investment in the shares offered hereby.

Limited Financing – Lack of Loan Availability

There is no assurance that additional monies or financing will be available in the future or, if available, will be at terms favorable to our Company.

Our Company may borrow money to finance its operations on terms to be determined. Any such borrowing will increase the risk of loss to the investor in the event our Company is unsuccessful in repaying such loans.

Capital Resources

The only capital resources of our Company are our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 1313 E. Osborn Rd., Ste. #100, Phoenix, AZ 85014. The Company does not hold any real property. The officers operate virtually via the internet.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge and belief, there is no pending legal action against the Company.

ITEM 4. MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of high and low sales prices for the Company’s common stock for each of the fiscal quarters for the past two years as reported on the OTC Bulletin Board. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

Our common stock’s trading symbol is “SNNC”.

	High	Low
Year Ended August 31, 2015
November 30, 2014	$0.35	$0.30
February 28, 2015	$3.50	$2.00
May 31, 2015	$2.00	$1.05
August 31, 2015	$1.55	$0.35

	High	Low
Year Ended August 31, 2014
November 30, 2013	$0.00	$0.00
February 28, 2014	$1.01	$1.00
May 31, 2014	$1.01	$1.01
August 31, 2014	$4.00	$1.01

Holders. As of August 31, 2015, there were approximately 65 holders of record of the common stock. We believe that we have approximately 50 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Transhare Corporation is our transfer agent. Their address is 4626 South Broadway, Englewood, CO 80113. Their telephone number is (303) 662-1112.

Dividends. We have not paid or declared cash distributions or dividends on our common stock and do not intend to pay cash dividends in the foreseeable future due to our illiquidity and inability to support operations to support our operations without funding from our officers, directors and shareholders. Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors. We cannot provide any assurances or guarantees that any agreement for financing will not provide for restrictions on any future dividend payments, though our existing promissory notes do not have any such provisions.

Recent Sales of Unregistered Securities

We made no unregistered sales of our securities from May 31, 2015 through August 31, 2015.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of August 31, 2015, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

In order to provide these products and services, the Company plans to make acquisitions, enter into partnership, joint venture and sales distribution agreements with unrelated parties who are already providing, or have indicated their capability to provide, these products and services.

As of August 31, 2015, the Company had not entered into agreements with any person relating to these products or services.

Acquisitions to date:

On August 19, 2015, Sibannac, Inc. ("the Company") signed an Asset Acquisition Agreement with Apollo Media Network, Inc. ("Apollo"), a Delaware corporation, with an effective date of August 31, 2015, whereby all of the assets of Apollo would be acquired by the Company from Apollo. Apollo Media Network, Inc. is a Delaware corporation that is a digital advertising platform oriental toward the cannabis industry currently consisting of fourteen websites.

On August 24, 2015, Sibannac, Inc. (“the Company”) and Rimrock Insurance Consulting, Inc. (“Rimrock”) and National PEO, LLC (“National”) and Nexus Partners Insurance, LLC ("Nexus") entered into a Service and Strategic Partnership Agreement (“the Agreement.”). National is in the business of providing PEO and ASO personnel and human resources back office services (collectively "Back Ofice Services"); National is related to Nexus, which brokers commercial insurance. National and Nexus desire to provide such services to marijuana related businesses, including hemp and marijuana agribusiness clients of Sibannac and Rimrock (collectively "S/R") and S/R desire to enter into a contract with National and Nexus to obtain such services for their MRB clients. This is a developing business, and does not yet have a significant client base. Revenues will be shared under a complex formula embodied in the contract.

On October 9, 2015, Sibannac, Inc., a Nevada corporation, ("the Company") entered into an Asset Acquisition Agreement ("Agreement") with Protection Cost, Inc. ("PCI"), a Colorado corporation, whereby all of the assets of PCI will be acquired by the Company from PCI. For accounting purposes, the Agreement has an effective date of August 31, 2015. Protection Cost, Inc. is a Colorado corporation incorporated on October 8, 2015. The Company is a cannabis consulting company providing consulting services for cannabis Security and Protection companies. To date, PCI has been largely focused on the formation, developing intellectual property, and the development of a business plan. PCI has also realized revenues from consulting services of its licensed intellectual property.

The Company’s ability to provide capital to the marijuana industry will be dependent upon the Company’s ability to raise capital through the public or private sale of its securities.

Results of Operations

Since the Company sold all of its assets to a private corporation controlled by the Company’s former president in August 2014, a comparison of the Company’s operating results for the year ended August 31, 2015 and its financial condition as of August 31, 2015 with any prior period would not be meaningful.

Liquidity and Capital Resources

During the year ended August 31, 2015 the Company received $617,500 from the sale of its common stock.

During the twelve months ending August 31, 2016 the Company estimates it will need approximately $500,000 to implement its business plan. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

LIQUIDITY

We have no material off-balance sheet arrangements. We do have two subsidiaries that are not presented in a consolidated financial statement due to their operations having been discontinued.

Short Term

As the Company completed its acquisitions of the operating entities on August 31, 2015 and ceased other operations there was no revenue coming in to the Company through August 31, 2015. However, with the completion of the acquisitions noted above the Company expects immediate revenue to start being generated, though it will initially fall short of coving operating costs. For short term needs we will be dependent on current cash reserves, receipt, and offering proceeds and/or loans from officers/stockholders.

Capital Resources

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, substantial capital will be needed to pay for working capital.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are included herein commencing on page 23.

SIBANNAC, INC.

FINANCIAL STATEMENTS

For the years ended August 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sibannac, Inc.:

We have audited the accompanying balance sheet of Sibannac, Inc. (“the Company”) as of August 31, 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Sibannac, Inc., as of August 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
February 1, 2016

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors

Sibannac, Inc. (fka: Naprodis, Inc.)

We have audited the accompanying consolidated balance sheet of Sibannac, Inc. (fka: Naprodis, Inc.) (“the Company”) as of August 31, 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2014 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses for the year ended August 31, 2014 and has a working capital deficit as of August 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

January 16, 2015

SIBANNAC, INC.

BALANCE SHEETS

	August 31, 2015	August 31, 2014

ASSETS
Current Assets
Cash [note 2]	$273,808	$63,000
Accounts receivable [note 2]	1,000	–
Total Current Assets	274,808	63,000

Non current assets
Intangible assets, net	40,053	–
Note receivable [note 2]	250,000	–
Total Non-Current Assets	290,053	–

TOTAL ASSETS	$564,861	$63,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Commitments and Contingencies
Current Liabilities
Accounts payable and accrued expenses	$–	$72,348
Accrued payroll and payroll taxes	2,476	2,476
Notes payable	254,195
Stock subscription payable	–	63,000
Total Current Liabilities	256,671	137,824

Non-current liabilities
Put payable [note 2]	250,000	–
Total Non-Current Liabilities	250,000	–

Total Liabilities	506,671	137,824

Stockholders' Equity after reorganization August 31, 2015
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding	–	–
Common Stock, $0.001 par value, 60,000,000 shares authorized; 17,527,194 and 2,027,000 shares issued and outstanding at August 31, 2015 and 2014 [note 4]	17,528	2,027
Additional paid-in capital	40,662	791,335
Retained deficit (August 31, 2015 total reflects the balance after a deficit of 3,242,672 was eliminated through a quasi-reorganization [note 2]	–	(868,186)

Total Stockholders’ Equity (Deficit)	58,190	(74,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$564,861	$63,000

The accompanying notes are an integral part of these financial statements

SIBANNAC, INC.

STATEMENT OF OPERATIONS

	For the year ended August 31,
	2015	2014

Revenues	$–	$–

Cost of Goods Sold (exclusive of depreciation, included in general & administrative expenses)	–	–

Gross profit	–	–

Selling expenses	–	–

General and administrative expenses
Occupancy costs	–	–
Salaries and wages	–	–
Other general and administrative expenses	133,052	69,837

Total general and administrative expenses	133,052	69,837

Goodwill impairment expense	2,241,462	–

Net Loss before other income and expenses	(2,374,514)	(69,837)

Loss on discontinued operations	–	(210,948)
Interest income	28	–

Net Loss	$(2,374,486)	$(280,785)

Net Loss per share - basic and diluted	$(0.20)	$(0.06)

Weighted average common shares outstanding - basic and diluted	12,127,944	4,941,458

The accompanying notes are an integral part of these unaudited financial statements

SIBANNAC, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity (Deficit)
	No. shares	Value	Capital	Deficit	Total

Balance at August 31, 2013	4,990,000	$4,990	$131,260	$(587,401)	$(451,151)

Cancellation of owner shares	(2,963,000)	(2,963)	2,963	–	–
				–
Disposal of operations	–	–	657,112		657,112
		–	–	–
Net Income (Loss)	–	–	–	(280,785)	(280,785)

Balance at August 31, 2014	2,027,000	$2,027	$791,335	$(868,186)	$(74,824)

Stock issued for cash $.001 par	16,244,600	16,245	601,255	–	617,500

Stock issued to acquire Protection Cost, Inc.	2,300,000	2,300	802,700	–	805,000

Stock issued to acquire Apollo Media Networks, Inc.	3,100,000	3,100	1,081,900	–	1,085,000

Net Income (Loss)	–	–	–	(2,374,486)	(2,374,486)

Shares returned to treasury and canceled	(6,144,406)	(6,144)	6,144	–	–
	–	–
Quasi reorganization August 31, 2015	–	–	(3,242,672)	3,242,672	–

Balance at August 31, 2015	17,527,194	$17,528	$40,662	$–	$58,190

The accompanying notes are an integral part of these financial statements

SIBANNAC, INC.

STATEMENT OF CASH FLOWS

	August 31,	August, 31
	2015	2014

Operating Activities
Net loss	$(2,374,486)	$(280,785)
Adjustments to reconcile net loss to net cash used in operations:
Discontinued operations		210,948
Goodwill impairment	2,241,462
Changes in operating assets and liabilities:
Accounts Payable and accrued expenses	(72,168)	66,133
Accrued payroll and payroll taxes	–	162
Other Payable	(63,000)	63,000
Customer Deposits	–	–
Net Cash (used in)/provided by operating activities	(268,192)	59,458

Investing Activities
Fixed asset acquisition through stock issuance	–	–
Write off of loans receivable as part of acquisition	(138,500)	–
Net cash used in investing activities	(138,500)	–

Financing Activities
Proceeds from the sale of common stock	617,500	–
Net Cash provided by financing activities	617,500	–

Net Increase (Decrease) in cash	210,808	59,458
Cash, beginning of period	63,000	3,542
Cash, end of period	$273,808	$63,000

Supplemental disclosures of cash flow information
Cash paid for
Interest	$–	$–
Income taxes	$–	$–

Non-cash supplemental disclosures
Cancelation of shares held by previous owners		$2,963
Disposal of operations		$657,112

The accompanying notes are an integral part of these unaudited financial statements

SIBANNAC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

August 31, 2015

(Audited)

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

At August 31, 2015 the Company completed the acquisition of two companies in return for the Companies common stock. They acquired Protection Cost, Inc. for 2,300,000 shares of common stock and Apollo Media Network, Inc. for 4,500,000 shares.

Basis of Presentation

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These financial statements as of and for the year ended August 31, 2015 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At August 31, 2015 and August 31, 2014 there were deposit balances in a United States bank of $273,808 and $63,000 respectively.

SIBANNAC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

August 31, 2015

(Audited)

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

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

As of August 31, 2015 all of the Company’s financial instruments are recorded at fair value.

Intangible Assets – Intangible assets are comprised of websites, media content and intellectual property related to the websites acquired through the acquisition of Apollo Media Network, Inc. The total value of these assets as of the date of acquisition on August 31, 2015 were $40,053. These balances will be amortized over their estimated useful lives ranging from three to seven years.

Note Receivable and Put Payable – As part of the acquisition of Apollo Media Network, Inc. the Company received a note receivable from the principal of Apollo Media Network, Inc. that is due at the payers discretion from two to nine years from formation on August 31, 2014, resulting in a long term note receivable due to the Company on August 31, 2015 to August 31, 2024. This loan accrues interest at a rate of 1.59% and is expected to be repaid through the exercise of the related Put Option payable that was also established at the same time.

As part of the acquisition of Apollo Media Network, Inc. the Company issued a put option to repurchase 1,400,000 shares of common stock from the principal of Apollo Media Network, Inc. which is to be outstanding for the same period of time as the Note Receivable described above. The exercise price of the put is stated as being the full satisfaction of the promissory note valued at $250,000.

The note receivable for $250,000 and the put payable for $250,000 are linked to one another and will offset each other once the principal of Apollo Media Network, Inc. elects to exercise. Upon their exercise no cash will exchange hands but the asset and offsetting liability will be removed from the Companies records at that time.

Notes payable – As part of the acquisition of Apollo Media Networks, Inc. the company assumed liability for various notes payable due to four individual investors ranging from $5,000 to $64,000 principle amount. These notes have a stated interest rate of 5% except for one $30,000 note that bears interest at 40%. These notes matured at various times throughout 2015. The principle balance of all notes totaled $234,100 and accrued interest at August 31, 2015 was $20,095 for a total debt assumed of $254,195.

The Company is currently in the process of negotiating terms with the noteholders to convert their notes into convertible notes that can be repaid through the issuance of the Company’s common stock. There is no guarantee that the company will be able to reach terms with investors to convert them into common stock.

As of August 31, 2015 $130,800 principle balance of these notes were past due. The remaining $103,300 matured by December 31, 2015.

SIBANNAC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

August 31, 2015

(Audited)

Quasi-Reorganization – During the fiscal year ended August 31, 2015 the Company’s’ shareholders approved a quasi-reorganization which has been reflected in the accompanying financial statements by an elimination of the accumulated deficit of $3,478,477 as of August 31, 2015, and a corresponding reduction of additional paid in capital. As part of the reorganization the Company evaluated its assets to determine if any needed to be written down to fair market value as a part of the reorganization. The Company determined that all assets were currently being carried at fair value and no adjustment in value we required.

Loss per share - The Company computes net loss per common share in accordance with FASB ASC 260 (SFAS No. 128 “Earnings per Share” and SAB No. 98). Under the provisions of ASC 260, the basic net loss per common share is computed by dividing the net loss available to common stock outstanding during the period. Net loss per share on a diluted basis is computed by dividing the net loss for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

The Company has no potentially dilutive securities outstanding as of August 31, 2015 and 2014.

Recent Accounting Pronouncements - We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

As shown in the financial statements, during the year ended August 31, 2015 the Company did not earn any revenue and incurred a net loss from operations of 133,052 and a total net loss of $2,374,514. These factors create a substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – COMMON STOCK

On August 31, 2015 the Company completed the acquisition of 100% of the outstanding stock of Protection Cost Inc. in return for 2,300,000 shares of common stock.

On August 31, 2015 the Company completed the acquisition of 100% of the outstanding stock of Apollo Media Network, Inc. in return for 3,100,000 shares of common stock.

During the year ended August 31, 2015 the Company sold shares of its common stock to the persons, on the dates, in the amounts, and for the consideration shown below:

Name	Date	Shares	Consideration
Officer and Director	11-12-14	5,000,000	$63,000	(1)
Director	11-12-14	5,000,000	$63,000
Unrelated third parties	various	5,729,600	$617,500	(2)

(1)	Payment was received in August 2014.
(2)	Payments were received between September 2014 and March 2015.

On August 31, 2015 various officers and directors of the company returned 6,144,406 shares of common stock to the treasury for no consideration. These shares were canceled on August 31, 2015.

NOTE 5 – RELATED PARTY TRANSACTIONS

Both Protection Cost, Inc. and Apollo Media Network, Inc. were owned and managed by individuals who were either part of management or on the board of directors of the Company. At August 31, 2015 Mr. Kimerer resigned from the board and from the management of Sibannac, Inc. as part of the acquisition of Apollo.

SIBANNAC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

August 31, 2015

(Audited)

NOTE 6 – GOODWILL IMPAIRMENT

As of August 31, 2015 the Company had an intangible asset of $2,477,267 in goodwill related to the acquisitions of Protection Cost, Inc and Apollo Media Network, Inc. These balance were evaluated at year-end to determine if an impairment was necessary and due to the limited cash flow generated by these business entities management determined that this balance should be fully impaired resulting in a one-time impairment expense of $2,241,462 recorded in the current fiscal year. The Company followed the guidance of FASB ASC 852-20 Quasi-reorganization in accounting for this transaction.

NOTE 7 – PROVISION FOR INCOME TAXES

The company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry forwards. As of August 31, 2015 the Company had federal and state net operating loss carry forwards of approximately $777,000 ($644,000 in 2014) that can be used to offset future taxable income. The carry forwards will begin to expire in 2014 unless utilized in earlier years.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at August 31, 2014 and 2013 as follows:

	August 31, 2015	August 31, 2014

Net operating losses	$334,000	$277,000
Less: valuation allowance	(334,000)	(277,000)
Net deferred tax assets	$–	$–

NOTE 8 – DISPOSAL OF ASSETS

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

NOTE 9 – STOCK SUBSCRIPTION PAYABLE

During August 2014, the Company received $63,000 in payment for the issuance by the Company of 5,000,000 shares of common stock.  These shares were issued in November 2014.

NOTE 10 – SUBSEQUENT EVENT

There were no financially material events subsequent to year end.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 9, 2015, the Board of Directors of the Company dismissed MALONE BAILEY, LLP, 10350 Richmond, Suite 800, Houston, TX 77042 as its independent registered public accounting firm. Subsequently, on March 9, 2015, the independent registered public accounting firm of BF Borgers CPA, PC, 5400 W. Cedar Ave., Lakewood, CO 80226 was engaged by the Board of Directors of the Company as the Company’s new independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a–15(e) and 15d–15(e)) that is designed to provide reasonable assurance that information that is required to be disclosed is accumulated and communicated to management timely.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be disclosed in the our periodic filings with the SEC. The determination the disclosure controls and procedures are note effective, was based upon the factors disclosed below that have lead management to determine that its internal control over financial reporting are not effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. Based on this assessment, management believes that as of August 31, 2015, our internal control over financial reporting is not effective based on those criteria.

Specifically, management’s evaluation identified the following material weaknesses, which existed as of August 31, 2015:

(1)	Financial Reporting Systems: We did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

(2)	Segregation of Duties: We do not currently have a sufficient complement of technical accounting and external reporting personal commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are a small reporting business with limited personnel. Management and the Board of Directors believe that the Company would need to allocate additional human and financial resources to address these matters, which at this time the Company does not have the financial capability to remediate. Management can give no assurances that it will ever be able to remediate such material weaknesses.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position

Daniel Allen	63	President, Chief Executive Officer and Director
Paul Dickman (1)	35	Chief Financial Officer
Chase Zeman	29	Secretary, Treasurer and Director
Travis Hair (2)	67	Director
Richard Heineck (1)	47	Director and President of Sibannac HR
Kirk Kimerer (1)(3)	49	President of Sibannac Media and Former Director
(1)	Appointed March 4, 2015
(2)	Appointed April 7, 2015
(3)	Resigned as a Director August 31, 2015

Daniel Allen, age 63, President, Chief Executive Officer and Director

Mr. Allen was appointed as an officer and director of our Company on August 25, 2014. Mr. Allen has been a consultant in the areas of banking and financing for Blue Line Protection Group, Inc. since May 2014. Between April 2014 and March 2014, Mr. Allen served as the Regional Vice President of Sunflower Bank in Longmont, Colorado. Between June 2001 and April 2013, Mr. Allen was the Chairman and Chief Executive Officer of Mile High Banks in Longmont, Colorado. Mr. Allen holds a Bachelor of Science in management and Finance from the University of Utah.

Paul Dickman, age 35, Chief Financial Officer

Mr. Dickman was appointed as an officer of our Company on March 4, 2015. Mr. Dickman has served as the Chief Financial Officer for companies in a variety of industries, both domestically and abroad. He has successfully taken numerous companies through multiple fund raising transactions including private placements of debt and equity and initial public offerings. In addition to his work with the Company, Mr. Dickman, since 2009, has been the principal of Breakwater Corporate Finance, a consulting firm that offers services to early stage startups, small public companies and the brokerage community. Prior to establishing Breakwater Finance, he worked as an auditor with two large regional accounting firms, with an emphasis in auditing small, publicly-traded companies from 2002 to 2007. Between 2007 and 2009, Mr. Dickman was employed with a private equity investment firm in various capacities. Mr. Dickman has been CEO, President, CFO and a Director of Safe Lane Systems, Inc. since September 2013. Mr. Dickman received a bachelor's of science degree in finance and accounting and has been a licensed CPA since 2005.

Chase Zeman, age 29, Secretary, Treasurer and Director

Mr. Zeman was appointed an officer and director of our Company on August 25, 2014. Mr. Zeman has been a Field Improvement Specialist at RGIS, LLC since October 2013. Prior to that time, Mr. Zeman was a District Manager at RGIS, LLC (December 2012 through October 2013) and an Area Manager/District Manager for RGIS (October 2009 through December 2012). RGIS, LLC provides management and inventory control for large retail stores and grocery chains. Between March 2008 and October 2009, Mr. Zeman was a Store Manager at Game Crazy, a video game retailer. Mr. Zeman holds a Bachelors’ degree in Philosophy from the University of Boulder, Colorado.

Travis Hair, age 67, Director

Mr. Hair was appointed a Director of our Company on April 7, 2015. Mr. Hair was employed by Unigard Insurance Group between 1970 and 1979. While with Unigard, his duties included insurance underwriting, sales management and operational management responsibilities. In 1979, Mr. Hair joined Schaefer-Smith-Ankeney Insurance Agency as a stockholder and officer. His duties at SSA included operational management, oversight of an extensive agency reorganization and personal insurance sales. In 2002, Mr. Hair, as the senior partner of SSA, led the sale of SSA to Compass Bank. He supervised 130 employees as city president for SSA from 2002 until 2007. Between 2007 and 2012 Mr. Hair was the President of Rimrock Insurance Consulting, Inc. where he worked closely with banks, insurance agencies and various professional employers organizations seeking to build their insurance practice. Since 2012, Mr. Hair has been an associate with Crest Insurance Group. Mr. Hair graduated from North Texas State University in 1970.

Richard Heineck, age 47, Director and President of Sibannac HR, a division of our Company

Mr. Heineck was appointed a Director of our Company and President of Sibannac HR, a division of our Company, on March 4, 2015. Mr. Heineck began his career in publishing and advertising. Between 1991 and 1998, he managed sales, production and editorial content for 17 magazine titles. In 1998, he started his own publishing company which he sold after two years. Between 2001 and 2004, he operated a communications and custom publishing firm that specialized in the resort and golf real estate markets. Between 2004 and 2008, Mr. Heineck operated a boutique finance company that aided affluent individuals and small businesses with their residential and commercial finance need. Between 2008 and 2012, Mr. Heineck was an independent consultant in the areas of sales, marketing and financing. In 2012, Mr. Heineck was asked to consult with National PEO on their sales, marketing and operations. Having successfully impacted the firm in those areas, he became Vice President of Sales & Marketing for National PEO, a position he has held between 2013 and March 2015. Mr. Heineck's initiatives to revise the company's sales tactics to more effectively sell-through all of the products services resulted in significantly higher revenue per client as well as greater retention. In 2014, he had positioned National PEO of Arizona to take advantage of the burgeoning legal marijuana industry through being a part of the overall compliance solution that allows legal marijuana businesses to bank. Mr. Heineck received his BA in English from the University of California, Santa Barbara in 1990.

Kirk Kimerer, age 49, President of Sibannac Media, a division of our Company and Former Director

Mr. Kimerer was appointed President of our Sibannac Media, a division of our Company, on March 4, 2015. Mr. Kimerer was a Director of our Company from March 4, 2015 through August 31, 2015. Mr. Kimerer has over 20 years of experience in overseeing digital media operations. Mr. Kimerer was President of Apollo Media Network, a firm involved with digital media publishing, marketing and advertising, between 2013 and 2015. During 2012 and 2013 Mr. Kimerer oversaw Las Vegas Review Journal's digital media division, a property owned by Stephens Media, LLC. Between 2009 and 2012 Mr. Kimerer worked at LIN TV (NYSE: TVL) as Director of Digital Media sales. In 2008 Mr. Kimerer was Director of Digital Media with Maverick Media, owner and operator of radio stations in small-to-medium sized US markets. During 2007 and 2008, Mr. Kimerer was with E.W. Scripps (NYSE: SSP) as an Internet Sales Manager. Mr. Kimerer was with Belo Interactive (NYSE: BLC) from 2003 to 2007 and Gannett (NYSE: GCI) from 1999 to 2003 as a digital media executive. Between 1992 and 1997, Mr. Kimerer spearheaded the launch of Axon Television Network. Mr. Kimerer was the inventor of Codependency, The Game. Mr. Kimerer attended the Walter Cronkite School of Journalism, received a degree in Political Science from Arizona State University with a Special Emphasis in Latin American Studies, a Film Certification from the University of Southern California and a Spanish Proficiency Certificate of Completion from Salamanca, Spain.

COMMITTEES OF THE BOARD OF DIRECTORS

In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee. At this time, the Company’s board of directors as a whole serves as its compensation committee and audit committee. The Company’s board of directors has determined that none of the directors sitting on the audit committee qualify as a financial expert.

The primary function of the compensation committee is to review and make recommendations to the board of directors with respect to the compensation, including bonuses, of our officers.

The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters, and to recommend the selection of the independent auditors.

In the absence of a separate audit committee our Board of Directors functions as the audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts, and corporate opportunity involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, they devote to our business such time as they believe to be necessary.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

CODE OF ETHICS

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar function.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the fiscal years ended August 31, 2015, 2014 and 2013 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Daniel Allen, President and CEO (1)	2015	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-
	2014	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-

Paul Dickman, CFO (2)	2015	$24,300	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$24,300

Chase Zeman, Secretary & Treasurer (1)	2015	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-
	2014	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-

Richard Heineck, President of Sibannac HR Division	2015	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-

Kirk Kimerer, President of Sibannac Media Division (2)(3)(5)	2015	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-
	2014	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-

Paul Petit, Former President & CEO (4)	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Mr. Allen and Mr. Zeman were appointed officers of the Company on August 25, 2014.
(2)	Appointed March 4, 2015.
(3)	Kirk Kimerer has an employment agreement as President of Sibannac Media Division effective as of August 31, 2015.
(4)	Resigned as Officer on August 25, 2014.
(5)	Resigned as Director on August 31, 2015.

EMPLOYMENT AND CONSULTING AGREEMENTS

There are employment contracts and/or consulting agreements with our directors or officers during the fiscal year ended August 31, 2015 as follows:

Name	Compensation	Effective Date
Kirk Kimerer (1)	$8,333.33/monthly	August 31, 2015

(1) Resigned as Director as of August 31, 2015. Remains President of Sibannac Media Division

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company’s directors during the years ended August 31, 2015 and 2014:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Daniel Allen	2015	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2014	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Chase Zeman	2015	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2014	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Travis Hair	2015	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2014	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Richard Heineck	2015	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2014	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Kirk Kimerer (1)	2015	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2014	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Paul F. Petit (2)	2014	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Alain S. Petit (2)	2014	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

(1) Resigned on August 31, 2015
(2) Resigned on August 25, 2014

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our common stock, as of August 31, 2015, by:

•	each person who is known by Sibannac, Inc. to own beneficially more than 5% of the Company's outstanding common stock,
•	each of the Company's named executive officers and directors, and
•	all executive officers and directors as a group.

Shares of common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire the shares of common stock within 60 days are treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Except as noted below the table, each person has sole voting and investment power with respect to the shares of common stock shown.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES	PERCENT OF OUTSTANDING(2)

Daniel Allen, President, CEO and Director	2,506,500	14.3%

Paul Dickman, CFO	600,000	3.4%

Chase Zeman, Secretary, Treasurer and Director	2,630,594	15.0%

Travis Hair, Director	1,542,100	8.8%

Richard Heineck, Director and President of Sibannac HR	1,700,000	9.7%

Kirk Kimerer, President of Sibannac Media and former Director	3,100,000	17.7%

All executive officers and directors as a group, 5 people.	8,979,194	51.26%

(1)	The above officers and directors' address is c/o Sibannac, Inc., 1313 E. Osborn Rd., Ste. #100, Phoenix, Arizona 85014.
(2)	Based on 17,527,194 shares of the Company’s common stock issued and outstanding at August 31, 2015.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that the Company believes have a reasonable likelihood of being "in the money" within the next sixty days.

No shareholders meetings were held in the last fiscal year..

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year there were no related party transactions. After fiscal year end, there were several related party transactions:

(a) On August 19, 2015, Sibannac, Inc. (“Company”) signed an Asset Acquisition Agreement with Apollo Media Network, Inc., (“Apollo”) a Delaware corporation, with an effective date of August 31, 2015, whereby all of the assets of Apollo would be acquired by Sibannac, Inc. from Apollo. As a result of that transaction the following related party transactions occurred:

•	Kirk Kimmer, previously on the board of Sibannac, Inc. who resigned as of 8/31/2015 received 3,100,000 shares of common stock from liquidation of Apollo Media Network.
•	In addition, he received a put to repurchase 1,400,000 shares of common stock from him, at his request, anytime over the next nine years in order to repay NP from Kirk Kimerer of $250,000 that the Company received from Apollo.
•	Apollo Media Network had $254,195 in notes receivable that Sibannac assumed along with this transaction.
•	Kirk Kimmer was the owner of an LLC, Sibannac Media, LLC which owed Sibannac, Inc. $138,500. As part of the Apollo acquisition, Sibannac, Inc. forgave the debt.

(b) On August 24, 2015, Sibannac, Inc. (“the Company”) and Rimrock Insurance Consulting, Inc. (“Rimrock”) and National PEO, LLC (“National”) and Nexus Partners Insurance, LLC ("Nexus") entered into a Service and Strategic Partnership Agreement (“the Agreement.”). National is in the business of providing PEO and ASO personnel and human resources back office services (collectively "Back Ofice Services"); National is related to Nexus, which brokers commercial insurance. National and Nexus desire to provide such services to marijuana related businesses, including hemp and marijuana agribusiness clients of Sibannac and Rimrock (collectively "S/R") and S/R desire to enter into a contract with National and Nexus to obtain such services for their MRB clients. This is a developing business, and does not yet have a significant client base. Revenues will be shared under a complex formula embodied in the contract.

(c) On October 9, 2015, Sibannac, Inc. entered into an Asset Acquisition Agreement with Protection Cost, Inc., (“PCI”) a Colorado corporation, whereby all of the assets of PCI were acquired by the Company from PCI. For accounting purposes the Agreement had effective date of August 31, 2015. As a result of that transaction the following related party transactions occurred:

•	Paul Dickman, CFO of Sibannac, Inc. and partial owner of PCI received 600,000 shares of Sibannac, Inc. common stock in exchange for his shares in PCI.
•	Rich Heineck, Board member and VP of Sibannac, Inc. and partial owner of PCI received 1,700,000 shares of Sibannac, Inc. common stock in exchange for his shares in PCI.

Director Independence

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the board of directors affirmatively determined that Travis Hair is “independent” as such term is used under the rules and regulations of the Securities and Exchange Commission. Daniel Allen, as Chief Executive Officer of the Company, is not considered to be “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL. BF BORGERS, CPA, PC (“BF BORGERS”) is the Company's independent registered public accounting firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining BF BORGER’s independence. The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the year ended August 31, 2015.

On March 9, 2015, the Board of Directors of the Company dismissed MALONE BAILEY, LLP, 10350 Richmond, Suite 800, Houston, TX 77042 as its independent registered public accounting firm. Subsequently, on March 9, 2015, the independent registered public accounting firm of BF Borgers CPA, PC, 5400 W. Cedar Ave., Lakewood, CO 80226 was engaged by the Board of Directors of the Company as the Company’s new independent registered public accounting firm.

The following table represents aggregate fees billed to the Company for the years ended August 31, 2015 and 2014.

	Year Ended August 31,
	2015	2014
Audit Fees	$11,000	$11,000 (1)

Audit-related Fees	$0	$0

Tax Fees	$0	$0

All Other Fees	$0	$0
Total Fees	$11,000	$11,000 (1)

(1) Fees paid to Malone Bailey, LLP.

All audit work was performed by the auditors' full time employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBANNAC, INC.

Date: February 24, 2016

By: /s/ Daniel Allen
Daniel Allen, President,
Chief Executive Officer (Principal Executive Officer and
Chief Financial Officer (Principal Accounting Officer)

Date: February 24, 2016

By: /s/ Paul Dickman
Paul Dickman, Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 24, 2016	SIBANNAC, INC.

/s/ Daniel Allen
Daniel Allen, Director

/s/ Chase Zeman
Chase Zeman, Director

/s/ Travis Hair
Travis Hair, Director

/s/ Richard Heineck
Richard Heineck, Director

