Form 10-Q
period 2015-11-30
Sibannac, Inc.
filed 2016-03-11
CIK 1313938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,527,194 shares outstanding as of March 11, 2016.

Part I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

SIBANNAC, INC.

FINANCIAL STATEMENTS

For the period ended

November 30, 2015

SIBANNAC, INC.

BALANCE SHEETS

	(Unaudited)
	November 30, 2015	August 31, 2015

ASSETS
Current Assets
Cash	$109,930	$273,808
Accounts receivable	120,466	1,000
Total Current Assets	230,396	274,808

Non current assets
Intangible assets, net	55,134	40,053
Note receivable, net	250,991	250,000
Total Non-Current Assets	306,125	290,053

TOTAL ASSETS	$536,521	$564,861

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Commitments and Contingencies
Current Liabilities
Accounts payable and accrued expenses	$2,476	$2,476
Accrued payroll and payroll taxes	–	–
Note Payable, net	259,731	254,195
Stock subscription payable	–	–
Total Current Liabilities	262,207	256,671

Non-current liabilities
Put payable	250,000	250,000
Total Non-Current Liabilities	250,000	250,000

Total Liabilities	512,207	506,671

Stockholders' Equity after reorganization August 31, 2015
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding	–	–
Common Stock, $0.001 par value, 60,000,000 shares authorized; 17,527,194 and 2,027,000 shares issued and outstanding at November 30, 2015 and 2014 [note 4]	17,528	17,528
Additional paid-in capital	40,662	40,662
Retained deficit	(33,876)	–

Total Stockholders’ Equity (Deficit)	24,314	58,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$536,521	$564,861

The accompanying notes are an integral part of these financial statements

SIBANNAC, INC.

STATEMENT OF OPERATIONS

For the Three Months Ended November 30, 2015 and 2014 (Unaudited)

	Three Months Ended November 30, 2015
	2015	2014

Revenues	$143,260	$–

Cost of Goods Sold (exclusive of depreciation, included in general & administrative expenses)	$87,673	$–

Gross profit	$55,587	$–

Selling expenses	$–	$–

General and administrative expenses
Occupancy costs	$–	$–
Salaries and wages	–	–
Other general and administrative expenses	84,125	7,500

Total general and administrative expenses	$84,125	$7,500

Goodwill impairment expense	$–	$–

Net Profit/(Loss) from Operations	$(28,538)	$(7,500)

Amortization Expense	(934)	–
Other Income	128	–
Interest Income	1,004	–
Interest Expense	(5,536)	–

Net Income/(Loss)	$(33,876)	$(7,500)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	17,527,194	4,179,451

The accompanying notes are an integral part of these unaudited financial statements

SIBANNAC, INC.

STATEMENT OF CASH FLOWS

For the Three Months Ended November 30, 2015 and 2014 (Unaudited)

	2015	2014

Operating Activities
Net loss	$(33,876)	$(7,500)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation & Amortization	934	–
Goodwill impairment	–	–
Changes in operating assets and liabilities:
Accounts Receivable	(120,466)	–
Other Assets	–
Accounts Payable and accrued expenses	(30,370)	(41,978)
Accrued payroll and payroll taxes	–	–
Other Payable	–	–
Customer Deposits	–	–
Net Cash (used in)/provided by operating activities	(183,778)	(49,478)

Investing Activities
Website Development Costs	(56,068)	–
Notes Receivable, net	(250,991)	–
Notes Payable, net	509,731	–
Net cash used in investing activities	202,672	–

Financing Activities

Proceeds from the sale of common stock	(25,486)	103,000
Net Cash provided by financing activities	(25,486)	103,000

Net Increase (Decrease) in cash	(6,592)	53,522
Cash, beginning of period	116,522	63,000
Cash, end of period	$109,930	$116,522

Supplemental disclosures of cash flow information
Cash paid for
Interest	$–	$–
Income taxes	$–	$–

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

At August 31, 2015 the Company completed the acquisition of two companies in return for the Company’s common stock. They acquired Protection Cost, Inc. for 2,300,000 shares of common stock and Apollo Media Network, Inc. for 4,500,000 shares.

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

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At November 30, 2015 and August 31, 2015 there were deposit balances in a United States bank of $109,930 and $273,808 respectively.

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

As of November 30, 2015 all of the Company’s financial instruments are recorded at fair value.

Accounts Receivable and concentration of credit risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to online media revenues is recorded at the time services are delivered and payment is reasonably assured. Online media revenues are generally collected from 30 to 60 days after the invoice is received. As of November 30, 2015 and August 31, 2015, the Company had accounts receivable of $120,466 and $1,000, respectively.

Intangible Assets – Intangible assets are comprised of websites, media content and intellectual property related to the websites acquired through the acquisition of Apollo Media Network, Inc. The total value of these assets as of the date of acquisition on August 31, 2015 were $40,053. These balances will be amortized over their estimated useful lives ranging from three to seven years. Amortization from August 31, 2015 to November 30, 2015 was $934.

Note Receivable and Put Payable – As part of the acquisition of Apollo Media Network, Inc. the Company received a note receivable from the principal of Apollo Media Network, Inc. that is due at the payees’ discretion from two to nine years from formation on August 31, 2014. Resulting in a long term note receivable due to the company on August 31, 2015 to August 31, 2024. This loan accrues interest at a rate of 1.59% and is expected to be through the exercise of the related Put Option payable that was also established at the same time.

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

Notes payable – As part of the acquisition of Apollo Media Networks, Inc. the company assumed liability for various notes payable due to four individual investors ranging from $5,000 to $64,000 principle amount. These notes have a stated interest rate of 5% except for one $30,000 note that bears interest at 40%. These notes matured at various times throughout 2015. The principle balance of all notes totaled $234,100 and accrued interest at August 31, 2015 was $20,095 for a total debt assumed of $254,195. At November 30, 2015 additional accrued interest of $5,536 was accrued resulting in total debt balance of $259,731.

The Company is currently in the process of negotiating terms with the noteholders to convert their notes into convertible notes that can be repaid through the issuance of the Company’s common stock. There is no guarantee that the company will be able to reach terms with investors to convert them into common stock. As of November 30, 2015 all of these notes were past due.

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

NOTE 3– GOING CONCERN

As shown in the financial statements, during the year ended August 31, 2015 the Company did not earn any revenue and incurred a net loss from operations of $38,321 and during the quarter ended November 30, 2015 the Company incurred an additional loss from operation of $33,876. These factors create a substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 6 – GOODWILL IMPAIRMENT

As of August 31, 2015 the Company had an intangible asset of $2,477,267 in goodwill related to the acquisitions of Protection Cost, Inc. and Apollo Media Network, Inc. These balance were evaluated at year-end to determine if an impairment was necessary and due to the limited cash flow generated by these business entities management determined that this balance should be fully impaired resulting in a one-time impairment expense of $2,374,486 recorded in the current fiscal year. The Company followed the guidance of FASB ASC 852-20 Quasi-reorganization in accounting for this transaction.

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

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at August 31, 2014 and 2013 as follows:

	August 31, 2015	August 31, 2014

Net operating losses	334,000	277,000
Less: valuation allowance	(334,000)	(277,000)
Net deferred tax assets	$–	$–

NOTE 8 – SUBSEQUENT EVENT

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

Results of Operations

In the period ended November 30, 2014 the Company had no revenue. In the period ended November 30, 2015 the Company had revenue of $143,260 as it included all operations related to online media advertising. As long as the company has adequate operating capital management expects that revenue from this source will continue to grow.

In the period ended November 30, 2014 the Company had no operating expenses. In the period ended November 30, 2015 the Company had cost of goods sold of $87,673 resulting in operating profits of $55,587 and an operating profit of 39%. Management expects that as Company revenues continue to grow operating profit margins will improve.

In the period ended November 30, 2014 the Company had general and administrative expenses of $7,500 compared to $84,125 in the period ended November 30, 2015. Management expects that as the companies continues to implement the business plan this expenses category will gradually be reduced.

Liquidity and Capital Resources

During year ended August 31, 2015 the Company received $617,500 from the sale of its common stock.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIBANNAC, INC.

Date: March 11, 2016	By:	/s/ Daniel Allen
Daniel Allen, President, Principal Executive Officer

Date: March 11, 2016	By:	/s/ Paul Dickman
Paul Dickman, Principal Financial and Accounting Officer

