Form 10-Q
period 2016-02-29
Sibannac, Inc.
filed 2016-04-19
CIK 1313938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 333-122009

SIBANNAC, INC.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,527,194 shares outstanding as of April 19, 2016.

SIBANNAC, INC.

FINANCIAL STATEMENTS

For the period ended

February 29, 2016

SIBANNAC, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	February 29, 2016	August 31, 2015

ASSETS
Current Assets
Cash	$37,110	$273,808
Accounts receivable	89,904	1,000
Other assets	1,982	–
Total Current Assets	128,996	274,808

Non current assets
Intangible assets, net	93,683	40,053
Note receivable, net	250,000	250,000
Total Current Assets	343,683	290,053.00

TOTAL ASSETS	$472,679	$564,861

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Commitments and Contingencies
Current Liabilities
Accounts payable and accrued expenses	$39,782	$2,476
Short term secured note payable	50,000	–
Note Payable, net	265,267	254,195
Total Current Liabilities	355,049	256,671

Non-current liabilities
Put payable	250,000	250,000
Total Current Assets	250,000	250,000

Total Liabilities	605,049	506,671

Stockholders' Equity after reorganization August 31, 2015
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding	–	–
Common Stock, $0.001 par value, 60,000,000 shares authorized; 17,527,194 and 2,027,000 shares issued and outstanding at February 29, 2016 and August 31, 2015 [note 4]	17,528	17,528
Additional paid-in capital, total reflect the balance after a deficit of $3,242,672 was eliminated through a quasi-reorganization [note 2]	40,662	40,662
Retained deficit, total reflect the balance after a deficit of $3,242,672 was eliminated through a quasi-reorganization [note 2]	(190,560)	–

Total Stockholders’ Equity (Deficit)	(132,370)	58,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$472,679	$564,861

The accompanying notes are an integral part of these financial statements

STATEMENT OF OPERATIONS

For the Three and Six Months Ended February 29, 2016 and 2015 (Unaudited)

	Three Months Ended February 29, 2016		Six Months Ended February 29, 2016
	2016	2015	2016	2015
Revenues	$111,218	$–	$254,605	$–

Cost of Goods Sold (exclusive of depreciation, included in general & administrative expenses)	$141,692	$–	$229,365	$–

Gross profit	$(30,474)	$–	$25,240	$–

Selling expenses	$–	$–	$–	$–

General and administrative expenses
Occupancy costs	$–	$–	$–	$–
Salaries and wages	–	–	–	–
Other general and administrative expenses	119,029	16,254	203,153	23,754
Total general and administrative expenses	$119,029	$16,254	$203,153	$23,754

Net Profit/(Loss) from Operations	$(149,503)	$(16,254)	$(177,913)	$(23,754)

Amortization Expense	1,638	–	2,572	–
Interest Income	(993)	–	(1,997)	–
Interest Expense	6,536	–	12,072	–
Net Income/(Loss)	$(156,684)	$(16,254)	$(190,560)	$(23,754)
Net Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	17,527,194	8,985,331	17,527,194	16,020,978

The accompanying notes are an integral part of these unaudited financial statements

SIBANNAC, INC.

STATEMENT OF CASH FLOWS

For the Six Months Ended February 29, 2016 and 2015 (Unaudited)

	2016	2015
Operating Activities
Net loss	$(190,560)	$(23,754)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation & Amortization	2,572	–
Changes in operating assets and liabilities:
Accounts Receivable	(88,904)	–
Other Assets	(1,982)	–
Accounts Payable and accrued expenses	37,306	(65,588)
Other payables	–	(63,000)
Accrued interest on note payable	11,072	–
Net Cash (used in)/provided by operating activities	(230,496)	(152,342)

Investing Activities
Website development expenses	(56,202)	–
Notes Receivable, net	–	–
Notes Payable, net	–	–
Net cash used in investing activities	(56,202)	–

Financing Activities
Loans receivable	–	(20,000)
Proceeds on sale of equity securities	–	317,000
Proceeds from short term note payable secured by companies receivable	50,000	–
Net Cash provided by financing activities	50,000	297,000

Net Increase (Decrease) in cash	(236,698)	144,658
Cash, beginning of period	273,808	63,000
Cash, end of period	$37,110	$207,658

Supplemental disclosures of cash flow information
Cash paid for
Interest	$–	$–
Income taxes	$–	$–

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

These financial statements as of and for the quarter ended February 29, 2016 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At February 29, 2016 and August 31, 2015 there were deposit balances in a United States bank of $37,110 and $273,808 respectively.

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

As of February 29, 2016 all of the Company’s financial instruments are recorded at fair value.

Accounts Receivable and concentration of credit risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to online media revenues is recorded at the time services are delivered and payment is reasonably assured. Online media revenues are generally collected from 30 to 60 days after the invoice is received. As of February 29, 2016 and August 31, 2015, the Company had accounts receivable of $89,904 and $1,000, respectively.

Intangible Assets – Intangible assets are comprised of websites, media content and intellectual property related to the websites acquired through the acquisition of Apollo Media Network, Inc. As the Company is in the online media business we expect that in most periods the company will invest capital in continuing to develop these only assets. The total value of these assets as of February 29, 2016 increased to $96,255 from $40,053 on August 31, 2015. These balances are amortized over their estimated useful lives which the Company has determined ranges from three to seven years. Amortization from August 31, 2015 to February 29, 2016 was $2,572.

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

Notes payable – As part of the acquisition of Apollo Media Networks, Inc. the company assumed liability for various notes payable due to four individual investors ranging from $5,000 to $64,000 principle amount. These notes have a stated interest rate of 5% except for one $30,000 note that bears interest at 40%. These notes matured at various times throughout 2015. The principle balance of all notes totaled $234,100 and accrued interest at August 31, 2015 was $20,095 for a total debt assumed of $254,195. At February 29, 2016 additional accrued interest of $11,072 was accrued resulting in total debt balance of $265,267.

The Company is currently in the process of negotiating terms with the noteholders to convert their notes into convertible notes that can be repaid through the issuance of the Company’s common stock. There is no guarantee that the company will be able to reach terms with investors to convert them into common stock. As of February 29, 2016 all of these notes were past due.

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

Prior to the quasi-reorganization the Company had an intangible asset of $2,477,267 in goodwill related to the acquisitions of Protection Cost, Inc and Apollo Media Network, Inc. These balance were evaluated at year-end to determine if an impairment was necessary and due to the limited cash flow generated by these business entities management determined that this balance should be fully impaired resulting in a one-time impairment expense of $2,374,486 recorded in the August 31, 2015, fiscal year. The Company followed the guidance of FASB ASC 852-20 Quasi-reorganization in accounting for this transaction.

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

The Company has no potentially dilutive securities outstanding as of February 29, 2016 and August 31, 2015.

Recent Accounting Pronouncements - We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3– GOING CONCERN

As shown in the financial statements, during the quarter ended November 30, 2015 the Company did not earn any revenue and incurred a net loss from operations of $33,876 and during the quarter ended February 29, 2016 the Company incurred an additional loss from operation of $156,684. These factors create a substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 6 – PROVISION FOR INCOME TAXES

The company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry forwards. As of August 31, 2015 the Company had federal and state net operating loss carry forwards of approximately $777,000 ($644,000 in 2014) that can be used to offset future taxable income. The carry forwards will begin to expire in 2016 unless utilized in earlier years.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at August 31, 2014 and 2013 as follows:

	August 31, 2015	August 31, 2014

Net operating losses	334,000	277,000
Less: valuation allowance	(334,000)	(277,000)
Net deferred tax assets	$–	$–

NOTE 7 – SUBSEQUENT EVENT

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

Results of Operations

In the periods ending February 29, 2016 and February 28, 2015 the Company had revenue of $111,218 and $0 as it began to execute its plan of operations with the largest revenue month being in February. As it ramps up its operations it was came close to achieving gross revenue of $75,000 monthly. Provided the company has adequate operating capital, management expects that revenue from this source will continue to grow. Management expects that capital constraints in the third quarter will result in lower revenues until the planned private placement raises adequate capital to return to full operations.

In the period ended February 28, 2015 the Company had no cost of goods sold. In the period ended February 29, 2016 and Company had cost of goods sold of $141,692. This resulted in an operating loss of $25,113. These costs generate significantly more revenue per dollar spent as he operations are scaled, as such, management expects that as Company revenues continue to grow operating profit margins will improve.

In the period ended February 29, 2016 and February 28, 2015 the Company had general and administrative expenses of $119,029 and $203,153, respectively. Management expects that as the companies continues to implement the business plan this expenses category will gradually increase as the Companies operations expand to manage the growing business.

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

SIBANNAC, INC.

Date: April 19, 2016	By:	/s/ Rich Heineck
Rich Heineck, President, Principal Executive Officer

Date: April 19, 2016	By:	/s/ Paul Dickman
Paul Dickman, Principle Financial and Accounting Officer

