Form 10-Q
period 2016-05-31
Sibannac, Inc.
filed 2016-07-20
CIK 1313938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,527,194 shares outstanding as of July 15, 2016.

SIBANNAC, INC.

FINANCIAL STATEMENTS

For the period ended

May 31, 2016

SIBANNAC, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	May 31, 2016	August 31, 2015

ASSETS
Current Assets
Cash	$15,904	$273,808
Accounts receivable	90,816	1,000
Accrued interest income receivable	2,984	–
Total Current Assets	109,704	274,808

Non current assets
Intangible assets, net	101,758	40,053
Related party note receivable, net	250,000	250,000
Total Current Assets	351,758	290,053.00

TOTAL ASSETS	$461,462	$564,861

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Commitments and Contingencies
Current Liabilities
Accounts payable and accrued expenses	$23,272	$2,476
Short term secured related party note payable, net	6,525	–
Note Payable-Sandbox, net	16,250	–
Note Payable, net	270,864	254,195
Total Current Liabilities	316,911	256,671

Non-current liabilities
Put payable to a related party	250,000	250,000
Total Non-Current Liabilities	250,000	250,000

Total Liabilities	566,911	506,671

Stockholders' Equity after reorganization August 31, 2015
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding	–	–
Common Stock, $0.001 par value, 60,000,000 shares authorized; 17,527,194 and 17,527,194 shares issued and outstanding at May 31, 2016 and August 31, 2015 [note 4]	17,528	17,528
Additional paid-in capital, total reflect the balance after a deficit of $3,242,672 was eliminated through a quasi-reorganization [note 2]	40,662	40,662
Retained deficit, total reflect the balance after a deficit of $3,242,672 was eliminated through a quasi-reorganization [note 2]	(163,639)	–

Total Stockholders’ Equity (Deficit)	(105,449)	58,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$461,462	$564,861

The accompanying notes are an integral part of these financial statements

SIBANNAC, INC.

STATEMENT OF OPERATIONS

For the Three and Nine Months Ended May 31, 2016 and 2015 (Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015

Revenues	$89,489	$–	$419,924	$–

Cost of Goods Sold (exclusive of depreciation, included in general & administrative expenses)	$87,483	$–	$337,954	$–

Gross profit	$2,006	$–	$81,970	$–

Selling expenses	$–	$–	$–	$–

General and administrative expenses
Other general and administrative expenses	41,130	55,990	223,175	79,745

Total general and administrative expenses	$41,130	$55,990	$223,175	$79,745

Net Profit/(Loss) from Operations	$(39,124)	$(55,990)	$(141,205)	$(79,745)

Amortization Expense	1,574	–	4,146	–
Interest Income	(1,002)	(4)	(3,125)	(5)
Interest Expense	9,341	–	21,413	–

Net Income/(Loss)	$(49,037)	$(55,986)	$(163,639)	$(79,740)

Net Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	17,527,194	4,990,000	17,527,194	4,990,000

The accompanying notes are an integral part of these unaudited financial statements

SIBANNAC, INC.

STATEMENT OF CASH FLOWS

For the Nine Months Ended May 31, 2016 and 2015 (Unaudited)

	2016	2015

Operating Activities
Net loss	$(163,639)	$(79,740)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation & Amortization	4,146	–
Changes in operating assets and liabilities:
Accounts Receivable	(89,816)	–
Other Assets	(2,984)	–
Accounts Payable and accrued expenses	20,796	(63,219)
Other payables	–	(63,000)
Accrued interest on note payable	16,669	–
Net Cash (used in)/provided by operating activities	(214,828)	(205,959)

Investing Activities
Website development expenses	(65,851)	–
Loans Receivable	–	(60,000)
Net cash used in investing activities	(65,851)	(60,000)

Financing Activities
Proceeds from the sale of common stock	–	617,500
Proceeds from short term note payable secured by companies receivable	22,775	–
Net Cash provided by financing activities	22,775	617,500

Net Increase (Decrease) in cash	(257,904)	351,541
Cash, beginning of period	273,808	63,000
Cash, end of period	$15,904	$414,541

Supplemental disclosures of cash flow information
Cash paid for
Interest	$–	$–
Income taxes	$–	$–

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

At August 31, 2015 the Company completed the acquisition of two companies owned by related parties in return for the Company’s common stock. They acquired Protection Cost, Inc. for 2,300,000 shares of common stock and Apollo Media Network, Inc. for 4,500,000 shares.

Basis of Presentation

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These financial statements as of and for the quarter ended May 31, 2016 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At May 31, 2016 and August 31, 2015 there were deposit balances in a United States bank of $15,904 and $273,808 respectively.

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

As of May 31, 2016 all of the Company’s financial instruments are recorded at fair value.

Accounts Receivable and concentration of credit risk – The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to online media revenues is recorded at the time services are delivered and payment is reasonably assured. Online media revenues are generally collected from 30 to 60 days after the invoice is received. As of May 31, 2016 and August 31, 2015, the Company had accounts receivable of $90,816 and $1,000, respectively.

Intangible Assets – Intangible assets are comprised of websites, media content and intellectual property related to the websites acquired through the acquisition of Apollo Media Network, Inc. at historical cost. As the Company is in the online media business we expect that in most periods the company will invest capital in continuing to develop these assets. The total value of these assets as of May 31, 2016 increased to $101,758 from $40,053 on August 31, 2015. These balances are amortized over their estimated useful lives which the Company has determined ranges from three to seven years. Amortization from August 31, 2015 to May 31, 2016 was $4,146.

Note Receivable and Put Payable – As part of the acquisition of Apollo Media Network, Inc. the Company received a note receivable from the principal of Apollo Media Network, Inc., a related party, that is due at the payees’ discretion from two to nine years from formation on August 31, 2014. Resulting in a long term note receivable due to the company on August 31, 2015 to August 31, 2024. This loan accrues interest at a rate of 1.59% and is expected to be through the exercise of the related Put Option payable that was also established at the same time.

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

Short term secured note payable – To meet short term operating capital needs the Company borrowed $50,000 from one of its board members on a short term basis guaranteed by the Companies accounts receivable. The interest charge in total is $5,000 for the term of the loan of which $3,250 was recognized as accrued interest in the current period and added to the loan balance. As of May 31, 2016 the Company had repaid $47,000 and currently owes $6,250 to fully repay the note and interest.

Note payable – sandbox, net – To meet short term operating capital needs the Company borrowed approximately $28,000 from an unrelated third party organization guaranteed by the Companies accounts receivable in May of 2016 for a flat fee of 3% of the amount borrowed. The net balance on this note to be repaid over the next 60 days as the receivables are collected is $16,250 at May 31, 2016.

Notes payable – As part of the acquisition of Apollo Media Networks, Inc. the company assumed liability for various notes payable due to four individual investors ranging from $5,000 to $64,000 principle amount. These notes have a stated interest rate of 5% except for one $30,000 note that bears interest at 40%. These notes matured at various times throughout 2015. The principle balance of all notes totaled $234,100 and accrued interest at August 31, 2015 was $20,095 for a total debt assumed of $254,195. At May 31, 2016 additional accrued interest of $16,669 was accrued resulting in total debt balance of $270,864.

The Company is currently in the process of negotiating terms with the noteholders to convert their notes into convertible notes that can be repaid through the issuance of the Company’s common stock. There is no guarantee that the company will be able to reach terms with investors to convert them into common stock. As of May 31, 2016 all of these notes were past due.

Quasi-Reorganization – During the fiscal year ended August 31, 2015 the Company’s’ shareholders approved a quasi-reorganization which has been reflected in the accompanying financial statements by an elimination of the accumulated deficit of $3,478,477 as of August 31, 2015, and a corresponding reduction of additional paid in capital. As part of the reorganization the Company evaluated its assets to determine if any needed to be written down to fair market value as a part of the reorganization. The Company determined that all assets were currently being carried at fair value and no adjustment in value was required.

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

Revenue Recognition - Revenue is generated from the sale of the company advertising space on the network of websites it owns and is recognized on an accrual basis as earned and collection is reasonably assured.

General & Administrative Expenses – General and administrative expense are comprised of all expenses not linked to the production or advertising of the Company’s services.

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

The Company has no potentially dilutive securities outstanding as of May 31, 2016 and August 31, 2015.

Recent Accounting Pronouncements - We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3– GOING CONCERN

As shown in the financial statements, during the nine months May 31, 2016 the Company incurred a net loss from operations of $141,205 and during the quarter ended May 31, 2016 the Company incurred a loss from operation of $39,124. These factors create a substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

__________________

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

Results of Operations

In the three month period ending May 31, 2016 the Company had revenue of $89,489 compared to $0 in the period ending May 31, 2015 as it began to execute its plan of operations. As it ramps up its operations it close to achieving gross revenue of $75,000 monthly in the month of February 2016. Provided the company has adequate operating capital, management expects that revenue from this source will continue to grow. Management expects that capital availability in the third quarter will result in higher revenues in the final quarter of 2016 fiscal year.

In the quarter ended May 31, 2015 the Company had no cost of goods sold. In the period ended May 31, 2016 and Company had cost of goods sold of $87,483. This resulted in an operating profit of $2,006. These costs generate significantly more revenue per dollar spent as the operations are scaled, as such, management expects that as Company revenues continue to grow operating profit margins will improve.

In the quarter ended May 31, 2016 and May 31, 2015 the Company had general and administrative expenses of $41,130 and $55,990, respectively. Management expects that as the companies continues to implement the business plan this expenses category will gradually increase as the Companies operations expand to manage the growing business.

Liquidity and Capital Resources

During year ended August 31, 2015 the Company received $617,500 from the sale of its common stock.

During the twelve months ending May 31, 2017 the Company estimates it will need approximately $500,000 to implement its business plan. Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

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

SIBANNAC, INC.

Date: July 20, 2016	By:	/s/ Rich Heineck
Rich Heineck, President, Principal Executive Officer

Date: July 20, 2016	By:	/s/ Paul Dickman
Paul Dickman, Principle Financial and Accounting Officer

