Form 10-K
period 2016-08-31
Sibannac, Inc.
filed 2016-12-14
CIK 1313938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2016

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

As of August 31 2016, there were 17,527,194 shares outstanding of which 5,448,000 shares were held by non-affiliates.

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

2.       Phase Two: Sibannac Media develops additional marketing tactics, including direct sales, press releases, content updates, article submittals, testimonials, endorsements, social media marketing (i.e. blogs, podcasts, webinars, and videos), an affiliate program, link campaigns, and a direct e-mail marketing program (with the help of an e-mail marketing service) to generate greater brand awareness for The Company and its advertisers.

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

Our Budget for operations in next fiscal year, 2017, is as follows:

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

Government Contracts

None.

Company Sponsored Research and Development

None at this time.

Number of Persons Employed

As of August 31, 2016, our Company has one full-time employees. Our officers dedicate 10- 40 hours per week to our Company. We have zero part-time employees.

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

We have limited assets.

As of the August 31, 2016, we have limited assets and net worth of approximately $50,000. Our success will initially depend upon continuing our business and growing our business by raising the necessary funds to expand operations.

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

We will require significant additional capital to expand our operations. We need approximately $500,000 in working capital requirements through 2016 into 2017. We give no assurance that revenues from operations will generate cash flow sufficient to finance our operations and growth. We can give you no assurance that we will be able to obtain additional financing or capital on terms we consider to be reasonable.

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

Our common stock’s trading symbol is “SNNC”.

	High	Low
Year Ended August 31, 2016
November 30, 2015	$0.20	$0.15
February 29, 2016	$0.25	$0.25
May 31, 2016	$0.30	$0.30
August 31, 2016	$0.10	$0.10

	High	Low
Year Ended August 31, 2015
November 30, 2014	$0.35	$0.30
February 28, 2015	$3.50	$2.00
May 31, 2015	$2.00	$1.05
August 31, 2015	$1.55	$0.35

Holders. As of August 31, 2016, there were approximately 65 holders of record of the common stock. We believe that we have approximately 50 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Recent Sales of Unregistered Securities

We made no unregistered sales of our securities from May 31, 2016 through August 31, 2016.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of August 31, 2016, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

As of August 31, 2016, the Company had not entered into agreements with any person relating to these products or services.

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

Results of Operations

Since the Company has only been operating with its current business model since The fourth quarter of 2015, a comparison of the Company’s operating results for the year ended August 31, 2016 and its financial condition as of August 31, 2016 with any prior period would not be meaningful.

Liquidity and Capital Resources

During the year ended August 31, 2016 and August 31, 2015 the Company received $0 and $617,500 from the sale of its common stock.

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

Short Term

The Company is currently working to obtain short-term financing to maintain operations. It is essential that the Company is successful raising additional capital to be able to continue to operations.

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

SIBANNAC, INC.

FINANCIAL STATEMENTS

For the years ended August 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sibannac, Inc.:

We were engaged to audit the accompanying balance sheets of Sibannac, Inc. (“the Company”) as of August 31, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Because of the matters described in the Basis for Disclaimer Opinion paragraph below, however, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion.

Basis for Disclaimer Opinion;

The Company’s records, support and documentation was not sufficient to provide a basis for an audit opinion. We were unable to satisfy ourselves by other audit procedures concerning the assets, liabilities and equity held at August 31, 2016, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, equity, revenue and expenses.

Because of the significance of the matters described in the Basis for Disclaimer Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. Accordingly, we do not express an opinion on these financial statements

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
December 14, 2016

SIBANNAC, INC.

BALANCE SHEETS

	(Audited)	(Audited)
	August 31, 2016	August 31, 2015

ASSETS
Current Assets
Cash	$8,725	$273,808
Accounts receivable	60,071	1,000
Other assets	3,975	–
Total Current Assets	72,771	274,808

Non current assets
Intangible assets, net	–	40,053
Note receivable, net	250,000	250,000
Total Non-Current Assets	250,000	290,053

TOTAL ASSETS	$322,771	$564,861

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Commitments and Contingencies
Current Liabilities
Accounts payable and accrued expenses	$53,508	$2,476
Short term secured note payable, net	28,422	–
Note Payable-Sandbox, net	7,209	–
Note Payable, net	276,461	254,195
Total Current Liabilities	365,600	256,671

Non-current liabilities
Put payable	250,000	250,000
Total Non-Current Liabilities	250,000	250,000

Total Liabilities	615,600	506,671

Stockholders' Equity after reorganization August 31, 2015
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding	–	–
Common Stock, $0.001 par value, 60,000,000 shares authorized; 17,527,194 shares issued and outstanding at August 31, 2016 and August 31, 2015 [note 4]	17,528	17,528
Additional paid-in capital, total reflect the balance after a deficit of $3,242,672 was eliminated through a quasi-reorganization [note 2]	40,662	40,662
Retained deficit, total reflect the balance after a deficit of $3,242,672 was eliminated through a quasi-reorganization [note 2]	(351,019)	–

Total Stockholders’ Equity (Deficit)	(292,829)	58,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$322,771	$564,861

The accompanying notes are an integral part of these financial statements

SIBANNAC, INC.

STATEMENT OF OPERATIONS

	For the Year Ended August 31,
	2016	2015

Revenues	$523,677	$–

Cost of Goods Sold (exclusive of depreciation, included in general & administrative expenses)	453,295	–

Gross profit	70,382	–

General and administrative expenses
Other general and administrative expenses	269,766	133,052
Total general and administrative expenses	269,766	133,052

Goodwill Impairment Expense	–	2,241,462

Net Profit/(Loss) from Operations	(199,384)	(2,374,514)

Amortization Expense	6,229	–
Other/Interest Income	(4,117)	(28)
Interest Expense	30,659	–
Impairment Expense	118,864	–
Total Other Income/Expense	151,635	(28)

Net Income/(Loss)	$(351,019)	$(2,374,486)

Net Loss per share - basic and diluted	$(0.02)	$(0.20)

Weighted average common shares outstanding - basic and diluted	17,527,194	12,127,944

The accompanying notes are an integral part of these unaudited financial statements

SIBANNAC, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

			Additional		Stockholders' Equity
	Common Stock		Paid-in	Accumulated	(Deficit)
	No. shares	Value	Capital	Deficit	Total

Balance at August 31, 2014	2,027,000	$2,027	$791,335	$(868,186)	$(74,824)

Stock issued for cash $.001 par	16,244,600	16,245	601,255	–	617,500

Stock issued to acquire Protection Cost, Inc.	2,300,000	2,300	802,700		805,000

Stock issued to acquire Apollo Media Networks, Inc.	3,100,000	3,100	1,081,900		1,085,000

Net Income (Loss)				(2,374,486)	(2,374,486)

Shares returned to treasury and canceled	(6,144,406)	(6,144)	6,144	–	–

Quasi reorganization August 31, 2015			(3,242,672)	3,242,672	–

Balance at August 31, 2015	17,527,194	17,528	40,662	–	58,190

Net (Loss)				(351,019)	(351,019)

Balance at August 31, 2016	17,527,194	$17,528	$40,662	$(351,019)	$(292,829)

The accompanying notes are an integral part of these financial statements

SIBANNAC, INC.

STATEMENT OF CASH FLOWS

For the Twelve Months Ended August 31, 2016 and 2015 (Audited)

	2016	2015

Operating Activities
Net loss	$(351,019)	$(2,374,486)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation & Amortization	–	–
Website Cost Impairment	–	–
Goodwill Impairment	–	2,241,462
Changes in operating assets and liabilities:
Accounts Receivable	(59,071)	–
Other Assets	(3,975)	–
Accounts Payable and accrued expenses	51,032	(72,168)
Other payables	25,000	(63,000)
Accrued interest on note payable	25,688	–
Net Cash used in operating activities	(312,345)	(268,192)

Investing Activities
Website development expenses	40,053	–
Loans Receivable	–	–
Write Off of loans receivable as part of acquisition	–	(138,500)
Net cash provided by (used in) investing activities	40,053	(138,500)

Financing Activities
Proceeds from the sale of common stock	–	617,500
Proceeds from short term note payable secured by companies receivable	7,209	–
Net Cash provided by financing activities	7,209	617,500

Net (decrease) increase in cash	(265,083)	210,808
Cash, beginning of period	273,808	63,000
Cash, end of period	$8,725	$273,808

Supplemental disclosures of cash flow information
Cash paid for
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

SIBANNAC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

August 31, 2016

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

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cash and Cash Equivalents – The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At August 31, 2016 and August 31, 2015 there were deposit balances in a United States bank of $8,725 and $273,808 respectively.

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

As of August 31, 2016, all the Company’s financial instruments are recorded at fair value.

Intangible Assets – Intangible assets are comprised of websites, media content and intellectual property related to the websites acquired through the acquisition of Apollo Media Network, Inc. The Company accounts for the intangible assets in accordance with ASC 350-30-30 “Intangibles – goodwill and other” and 805-50-30 and 805-50-15 related to “Business Combinations” by recognizing the fair value to the amount paid by the company for the asset at the time of purchase. Since Sibannac, Inc.

At the conclusion of each reporting period the intangible assets are evaluated for impairment. As of August 31, 2016, due to the lack of sales the Company determined it should impair the entire remaining value of the intangible asset and at that time the remaining value was of $ was written off to impairment expense.

	August 31, 2016	August 31, 2015
Website Costs	$125,094	$40,053
Less: Accumulated Amortization	$(6,230)	$–
Impairment	$(118,864)	$–
	$–	$40,053

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

As of August 31, 2016, $234,100 principle balance of these notes were past due.

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

Loss per share – The Company computes net loss per common share in accordance with FASB ASC 260 (SFAS No. 128 “Earnings per Share” and SAB No. 98). Under the provisions of ASC 260, the basic net loss per common share is computed by dividing the net loss available to common stock outstanding during the period. Net loss per share on a diluted basis is computed by dividing the net loss for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

The Company has no potentially dilutive securities outstanding as of August 31, 2016 and 2015.

Recent Accounting Pronouncements –We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

As shown in the financial statements, during the year ended August 31, 2016 the Company incurred a net loss from operations of $199,384 and a net loss of $351,019. These factors create a substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SIBANNAC, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

August 31, 2016

(Audited)

NOTE 6 – PROVISION FOR INCOME TAXES

The company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry forwards. As of August 31, 2016 the Company had federal and state net operating loss carry forwards of approximately $914,000 ($777,000 in 2015) that can be used to offset future taxable income. The carry forwards will begin to expire in 2016 unless utilized in earlier years.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at August 31, 2016 and 2015 as follows:

	August 31, 2016	August 31, 2015

Net operating losses	$351,000	$334,000
Less: valuation allowance	(351,000)	(334,000)
Net deferred tax assets	$–	$–

NOTE 7 – DISPOSAL OF ASSETS

On August 25, 2014, the Company transferred all of its assets to Naprodis, Inc., a Colorado corporation (“Colorado Naprodis”).  In consideration for the transfer of these assets, Colorado Naprodis agreed to assume a substantial amount of the Company’s liabilities.  Colorado Naprodis is controlled by a person who was the Company’s president prior to August 25, 2014.

In connection with the assignment of the Company’s assets to Colorado Naprodis:

•	The Company’s former officers and directors resigned and new management was appointed;
•	The Company’s former president agreed to the cancellation of 1,175,000 shares of his common stock. These shares were returned to treasury and cancelled;
•	A former principal shareholder sold 1,788,000 shares of the Company’s common stock to the Company for a nominal consideration. The shares sold to the Company were returned to treasury and cancelled.

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

Specifically, management’s evaluation identified the following material weaknesses, which existed as of August 31, 2016

(1)	Financial Reporting Systems: We did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.
(2)	Segregation of Duties: We do not currently have a sufficient complement of technical accounting and external reporting personal commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.
(3)	Revenue documentation: The Company did not maintain adequate records to support the timing of its revenue generation.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position

Richard Heineck	48	President, Chief Executive Officer and Director
Paul Dickman (1)	36	Chief Financial Officer
Chase Zeman	30	Secretary, Treasurer and Director
Travis Hair (2)	68	Director
Dan Allen (1)	64	Director and President of Sibannac HR
Kirk Kimerer (1)(3)	50	President of Sibannac Media and Former Director
(1)	Appointed March 4, 2015
(2)	Appointed April 7, 2015
(3)	Resigned as a Director August 31, 2015

Richard Heineck, age 48, Chief Executive Officer and Director

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

Paul Dickman, age 36, Chief Financial Officer

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

Chase Zeman, age 30, Secretary, Treasurer and Director

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

Daniel Allen, age 65, Director

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

Travis Hair, age 68, Director

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

Kirk Kimerer, age 50, President of Sibannac Media, a division of our Company and Former Director

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the fiscal years ended August 31, 2015 and 2014 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Richard Heineck, President and CEO (1)	2016	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-
	2015	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-

Paul Dickman, CFO (2)	2016	$53,650	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$53,650
	2015	$24,300	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$24,300

Chase Zeman, Secretary & Treasurer (4)	2016	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-
	2015	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-

Daniel Allen, Director (4)	2015	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-

Travis Hair, Director (2)	2016	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-
	2015	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-
(1)	Mr. Heinick was hired to be the CEO of the Company March 19, 2016
(2)	Appointed March 4, 2015.
(3)	Kirk Kimerer has an employment agreement as President of Sibannac Media Division effective as of August 31, 2015 and resigned as a Director on August 31, 2015.
(4)	Mr. Allen and Mr. Zeman were appointed officers of the Company on August 25, 2014. March 19, 2016

EMPLOYMENT AND CONSULTING AGREEMENTS

There are employment contracts and/or consulting agreements with our directors or officers during the fiscal year ended August 31, 2016 as follows:

Name	Compensation	Effective Date
Kirk Kimerer (1)	$8,333.33/monthly	August 31, 2016

(1) Resigned as Director as of August 31, 2015. Remains President of Sibannac Media Division

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our common stock, as of August 31, 2015, by:

•	each person who is known by Sibannac, Inc. to own beneficially more than 5% of the Company's outstanding common stock,
•	each of the Company's named executive officers and directors, and
•	all executive off icers and directors as a group.

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

No shareholders meetings were held in the last fiscal year.

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

The following table represents aggregate fees billed to the Company for the years ended August 31, 2016 and 2015.

	August 31, 2016	August 31, 2015
Audit Fees	$32,620	$11,000
Audit-related Fees	$–	$–
Tax Fees	$–	$–
All Other Fees	$–	$–
Total Fees	$32,620	$11,000

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

SIBANNAC, INC.

Date: December 14, 2016	By: /s/ Rich Heinick
Rich Heinick, President,
Chief Executive Officer (Principal Executive Officer)

Date: December 14, 2016	By: /s/ Paul Dickman
Paul Dickman, Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

