Form 10-Q
period 2016-11-30
Sibannac, Inc.
filed 2017-09-15
CIK 1313938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-55578

SIBANNAC, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	33-0903494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2122 E. Highland Avenue, Suite 425

Phoenix, AZ 85016

(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:  (480) 498-8300

1313 E. Osborn, Phoenix, AZ 85014
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). . Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,000,000 shares outstanding as of September 14, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1 . Financial Statements

SIBANNAC, INC.

FINANCIAL STATEMENTS

For the period ended

November 30, 2016

SIBANNAC, INC.

BALANCE SHEETS

(Unaudited)

	November 30, 2016	August 31, 2016
ASSETS
Current Assets
Cash	$698	$8,725
Accounts receivable	11,632	60,071
Other assets	–	3,975
Total Current Assets	12,329	72,771

Non current assets
Note receivable, net	250,000	250,000
Total Non-Current Assets	250,000	250,000

TOTAL ASSETS	$262,329	$322,771

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Commitments and Contingencies
Current Liabilities
Accounts payable and accrued expenses	$62,615	$53,508
Note payable related party, net	31,054	28,422
Note payable-Sandbox, net	14,261	7,209
Note payable, net	281,997	276,461
Total Current Liabilities	389,927	365,600

Non-current liabilities
Put payable	250,000	250,000
Total Non-Current Liabilities	250,000	250,000

Total Liabilities	639,927	615,600

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding	–	–
Common Stock, $0.001 par value, 60,000,000 shares authorized; 17,527,194 shares issued and outstanding at November 30, 2016 and August 31, 2016	17,528	17,528
Additional paid-in capital	40,662	40,662
Retained deficit	(435,788)	(351,019)

Total Stockholders’ Deficit	(377,598)	(292,829)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$262,329	$322,771

The accompanying notes are an integral part of these financial statements

SIBANNAC, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended November 30,
	2016	2015
Revenues	$40,975	$143,260

Cost of Goods Sold (exclusive of depreciation, included in general & administrative expenses)	74,019	87,673

Gross profit (loss)	(33,045)	55,587

General and administrative expenses
Other general and administrative expenses	41,412	84,125

Net Loss from Operations	(74,456)	(28,538)

Other income (expenses)
Amortization Expense	–	(934)
Other/Interest Income	–	1,132
Interest Expense	(10,313)	(5,536)
Total Other Expenses	(10,313)	(5,338)

Net Loss	$(84,769)	$(33,876)

Net Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	17,527,194	17,527,194

The accompanying notes are an integral part of these unaudited financial statements

SIBANNAC, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended November 30,
	2016	2015

Operating Activities
Net loss	$(84,769)	$(33,876)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation & Amortization	–	934
Bad debt expense	8,304	–
Changes in operating assets and liabilities:
Accounts Receivable	44,110	(119,466)
Other assets	–	(991)
Accounts Payable and accrued expenses	15,267	5,536
Net Cash used in operating activities	(17,088)	(147,863)

Investing Activities
Website development expenses	–	(16,015)
Net cash provided by investing activities	–	(16,015)

Financing Activities
Proceeds from short term note payable secured by companies receivable, net	9,061	–
Net Cash provided by (used in) financing activities	9,061	–

Net Increase (Decrease) in cash	(8,027)	(163,878)
Cash, beginning of period	8,725	273,808
Cash, end of period	$698	$109,930

Supplemental disclosures of cash flow information
Cash paid for
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

SIBANNAC, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business

Sibannac, Inc. ("Sibannac" or "Company" or "we") was incorporated in June 1999 in the State of Nevada as Naprodis, Inc. On August 25, 2014, the Company transferred all its assets to Naprodis, Inc., a Colorado corporation (“Colorado Naprodis”). On November 25, 2014, the Company changed its name to Sibannac, Inc.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on December 14, 2016. Interim results of operations for the three months ended November 30, 2016 and 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

The condensed consolidated financial statements of the Company include the consolidated accounts of Sibannac and its’ wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At November 30, 2016 and August 31, 2016, there were deposit balances in a United States bank of $698 and $8,725 respectively.

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

As of November 30, 2016, all of the Company’s financial instruments are recorded at fair value.

Accounts Receivable and concentration of credit risk

The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to online media revenues is recorded at the time services are delivered and payment is reasonably assured. Online media revenues are generally collected from 30 to 60 days after the invoice is received. On a periodic basis, the Company evaluates its receivables and establishes allowances based on historical experience and other currently available information. As of November 30, and August 31, 2016, management determined it was necessary to establish an allowance for doubtful accounts of $4,329. There was no allowance at August 31, 2016. As of November 30, 2016, and August 31, 2016, the Company had accounts receivable, net of $11,632 and $60,071, respectively.

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

The Company has no potentially dilutive securities outstanding as of November 30, 2016, and August 31, 2016.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3– NOTE RECEIVABLE AND PUT PAYABLE

As part of the acquisition of Apollo Media Network, Inc. (“Apollo”), on July 15, 2015, the Company assumed a note receivable from the principal of Apollo that is due at the payees’ discretion from two to nine years from the notes formation on August 31, 2014, resulting in a long term note receivable due to the company as of November 30, 2016, and August 31, 2016. The principal amount of the note receivable is expected to be paid through the exercise of the related Put Option payable that was also established at the same time The Company accrued interest on the note receivable through August 31, 2016, at an annualized rate of 1.59%, or $3,975. As of November 30, 2016, the Company has recorded bad debt expense of $3,975 and an allowance on the interest receivable, as the collectability of the interest is uncertain.

As part of the acquisition of Apollo, the Company issued a put option to repurchase 1,400,000 shares of common stock from the principal of Apollo which is to be outstanding for the same period of time as the Note Receivable described above. The exercise price of the Put is stated as being the full satisfaction of the promissory note valued at $250,000 The Company has not delivered the 1,400,000 shares of common stock to the principal of Apollo, since the shares were to be returned to the Company upon the exercise of the Put Option.

The note receivable for $250,000 and the Put payable for $250,000 are linked to one another and will offset each other once the principal of Apollo elects to exercise. Upon the exercise no cash will exchange hands but the asset and offsetting liability will be removed from the Companies records at that time.

NOTE 4– NOTES PAYABLE

Note payable – Sandbox, net

On May, 2016, the Company entered into a Financing and Security Agreement (“FSA”) with FPP Sandbox, LLC. (“Sandbox”). Pursuant to the FSA, Sandbox agreed to purchase qualifying invoices from the Company at 70% of the face value of the invoice, charging an initial factoring fee of 3% for the first 30 days and an additional 3% beginning on the 31st day. The net balance on this note as of November 30, 2016, and August 31, 2016, is $14,261 and $7,209, respectively.

Notes payable

As part of the acquisition of Apollo, the company assumed liability for various notes payable due to four individual investors ranging from $5,000 to $64,000 principle amount. These notes have a stated interest rate of 5% except for one $30,000 note that bears interest at 40%. These notes matured at various times throughout 2015. The principle balance of all notes totaled $234,100 and accrued interest as of November 30, 2016, and August 31, 2016, was $47,897 and $42,361, respectively. Principal and interest totaled $281,997 and $276,461 as of November 30, 2016, and August 31, 2016, respectively. As of November 30, 2016, all of these notes were past due (see note 8).

NOTE 5– GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2016, the Company had an accumulated deficit of $435,788 and working capital deficit of $377,598. These factors create a substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 – COMMON STOCK

As of November 30, 2016, and August 31, 2016, there were 17,527,194 shares of common stock issued and outstanding.

NOTE 7 – RELATED PARTY TRANSACTIONS

Notes payable related party

On February 16, 2016, the Company issued a $50,000 Promissory Note (the “First Note”) to, at the time, one of its board members. The First Note carried a 10% ($5,000) one time interest charge and had a maturity date of April 16, 2016. During the year ended August 31, 2016, the Company had repaid the $50,000 First Note. As of May 31, 2016, accrued and unpaid interest on the First Note was $2,991.

On October 12, 2016, the Company issued a $30,000 Promissory Note (the “Second Note”) to the same board member. The Second note was comprised of $25,000 the Company received on June 29, 2016, and the $5,000 interest balance on the First Note. As of November 30, 2016 the principal balance of the Second Note was $30,000, and accrued and unpaid interest was $1,055 and $431 as of November 30, 2016, and August 31, 2016, respectively.

NOTE 8 – SUBSEQUENT EVENTS

On December 12, 2016 and January 4, 2017, two shareholders loaned the Company $5,000 each, respectively.

On June 28, 2017, the same two shareholders agreed to loan the Company $49,000 in the aggregate.

On June 29, 2017, the Company, entered into an Asset Purchase Agreement (the “APA”) with Imbutek Holdings Corp (“Imbutek”), a Nevada corporation. Pursuant to the APA, the Company acquired certain assets and the business of Imbutek in exchange for 43,872,806 shares of common stock. The mission of Imbutek is to bring to the public market a new financing structure and platform that has not been previously available to small-cap companies. Imbutek is forming an advisory committee to screen and select firms with developed concepts or products that are at or near revenue and arrange financing to bring their brands to market while providing guidance and solutions for compliance with regulations of the public marketplace. The structure was formed to provide a framework to address the most common concerns for new publicly held companies.

As part of the APA, the holders of notes payable (see Note 4) agreed to convert $250,000 of their balances to convertible promissory notes. The terms of the convertible promissory notes include; a) a conversion price of $0.04 per share, b) any amount realized by holders for sales of common stock are capped at $0.05 with any overage being returned to the treasury account of Company and c) an agreement to Leak-out Agreements, whereby sales of common stock are limited to the greater of $2,500 per day or 10% of shares sold volume. Also, the holders of the notes payable- related party, agreed to convert their debt, in the aggregate amount of $86,000,at $0.10 per share based upon the Company’s issued and outstanding shares of common stock as of June 28, 2017.

On July 14, 2017, the Company filed Amended and Restated Articles of Incorporation, which included increasing the authorized capital stock of the Company to 120,000,000 shares, consisting of 110,000,000 shares of par value $0.001 common stock and 10,000,000 shares of par value $0.001 preferred stock. The board of directors of the Company may issue the preferred stock in one or more series and may designate voting powers, conversion rights, liquidation preferences and other terms and conditions.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

On June 29, 2017, the Company, entered into an Asset Purchase Agreement (the “APA”) with Imbutek Holdings Corp (“Imbutek”), a Nevada corporation. Pursuant to the APA, the Company acquired certain assets and the business of Imbutek in exchange for 43,872,806 shares of common stock. The mission of Imbutek is to bring to the public market a new financing structure and platform that has not been previously available to small-cap companies. Imbutek is forming an advisory committee to screen and select firms with developed concepts or products that are at or near revenue and arrange financing to bring their brands to market while providing guidance and solutions for compliance with regulations of the public marketplace. The structure was formed to provide a framework to address the most common concerns for new publicly held companies.

Results of Operations

For the three months ended November 30, 2016 the Company had revenue of $40,975 compared to $143,260 in the three months ended November 30, 2015. The decrease in revenue was a result of the Company realizing lower online media advertising revenue.

For the three months ended November 30, 2016 the Company had cost of goods sold of $74,019 compared to $87,673 for the three months ended November 30, 2015. The Company’s gross profit decreased for the three months ended November 30, 2016, as a result of increased purchases of media content as a percentage to revenues.

For the three months ended November 30, 2016, and 2015 the Company had general and administrative expenses of $48,972 and $84,125, respectively. The decrease for the three months ended November 30 2016, compared to November 30, 2015, was as a result of lower professional fees (legal, accounting and independent contractors).

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of November 30, 2016, we had cash and cash equivalents of $698, a decrease of $8,027, from $8,725 as of August 31, 2016. As of November 30, 2016, we had current liabilities of $397,487 compared to current assets of $12,329 which resulted in a working capital deficit of $385,158. The current liabilities are comprised of accounts payable, accrued expenses and notes payable.

Our ability to operate is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Operating Activities

Cash used in operating activities was $17,088 for the three months ended November 30, 2016, compared to $147,863 for the three months ended November 30, 2015. For the three months ended November 30, 2016, the cash used in operations was a result of the net loss of $92,329 offset by $8,304 of bad debt expense (non-cash), an increase in accounts payable and accrued expenses of $22,827 and a decrease of $44,110 in accounts receivables. For the three months ended November 30, 2015, the cash used in operations was predominantly a result of the net loss of $33,876, and an increase of accounts receivables of $119,466 and an increase in accounts payable and accrued expenses of $5,536.

Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of November 30, 2016, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company is not a party to any significant pending legal proceedings and no other such proceedings are known to be contemplated. No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

None.

 Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

SIBANNAC, INC.

Date: September 15, 2017	By:	/s/ David Mersky
David Mersky, President, Principal Executive Officer and Principle Financial and Accounting Officer

