Form 10-Q
period 2017-02-28
Sibannac, Inc.
filed 2017-12-11
CIK 1313938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

________________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,000,000 shares outstanding as of September 27, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SIBANNAC, INC.

FINANCIAL STATEMENTS

For the period ended

February 28, 2017

SIBANNAC, INC.

BALANCE SHEETS

(Unaudited)

	February 28, 2017	August 31, 2016
ASSETS
Current Assets
Cash	$12,253	$8,725
Accounts receivable	87	60,071
Other assets	–	3,975
Total Current Assets	12,340	72,771

Non current assets
Note receivable, net	250,000	250,000
Total Non-Current Assets	250,000	250,000

TOTAL ASSETS	$262,340	$322,771

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Commitments and Contingencies
Current Liabilities
Accounts payable and accrued expenses	$69,321	$53,508
Note payable related party, net	41,678	28,422
Note payable-Sandbox, net	9,996	7,209
Note payable, net	287,471	276,461
Total Current Liabilities	408,466	365,600

Non-current liabilities
Put payable	250,000	250,000
Total Non-Current Liabilities	250,000	250,000

Total Liabilities	658,466	615,600

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding	–	–
Common Stock, $0.001 par value, 60,000,000 shares authorized; 17,527,194 shares issued and outstanding at February 28, 2017 and August 31, 2016	17,528	17,528
Additional paid-in capital	40,662	40,662
Retained deficit	(454,316)	(351,019)

Total Stockholders’ Deficit	(396,126)	(292,829)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$262,340	$322,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

    SIBANNAC, INC.

    STATEMENT OF OPERATIONS

    (Unaudited)

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Revenues	$56	$111,218	$41,031	$254,605

Cost of Goods Sold (exclusive of depreciation, included in general and administrative expenses)	4,263	141,692	78,282	229,365

Gross profit (loss)	(4,207)	(30,474)	(37,251)	25,240

General and administrative expenses
Other general and administrative expenses	6,825	119,029	48,237	203,153

Net Loss from Operations	(11,032)	(149,503)	(85,488)	(177,913)

Other income (expenses)
Amortization Expense	–	(1,638)	–	(2,572)
Other/Interest Income	–	993	–	1,997
Interest Expense	(7,496)	(6,536)	(17,809)	(12,072)
Total Other Expenses	(7,496)	(7,181)	(17,809)	(12,647)

Net Loss	$(18,528)	$(156,684)	$(103,297)	$(190,560)

Net Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding basic and diluted	17,527,194	17,527,194	17,527,194	17,527,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SIBANNAC, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended
	February 28, 2017	February 29, 2016

Operating Activities
Net loss	$(103,297)	$(190,560)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation & Amortization	–	2,572
Bad debt expense	8,304	–
Changes in operating assets and liabilities:
Accounts Receivable	55,655	(88,904)
Other Assets	–	(1,982)
Accounts Payable and accrued expenses	32,378	48,378
Net Cash used in operating activities	(6,960)	(230,496)

Investing Activities
Website development expenses	–	(56,202)
Net cash used in investing activities	–	(56,202)

Financing Activities
Proceeds from short term note payable	44,115	50,000
Repayments short term note payable	(33,627)	–
Net Cash provided by financing activities	10,488	50,000

Net increase (decrease) in cash	3,528	(236,698)
Cash, beginning of period	8,725	273,808
Cash, end of period	$12,253	$37,110

Supplemental disclosures of cash flow information
Cash paid for
Interest	$–	$–
Income taxes	$–	$–

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated unaudited financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in Form 10-K filed with the SEC on December 14, 2016. Interim results of operations for the three and six months ended February 28, 2017 and February 29, 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2016 periods have been reclassified to conform to the presentation used in the current period.

The condensed consolidated financial statements of the Company include the consolidated accounts of Sibannac and its’ wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 – CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At February 28, 2017, and August 31, 2016, there were deposit balances in a United States bank of $12,253 and $8,725 respectively.

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

As of February 28, 2017, all of the Company’s financial instruments are recorded at fair value.

Accounts Receivable and concentration of credit risk

The Company extends unsecured credit to its customers in the ordinary course of business. Accounts receivable related to online media revenues is recorded at the time services are delivered and payment is reasonably assured. Online media revenues are generally collected from 30 to 60 days after the invoice is received. On a periodic basis, the Company evaluates its receivables and establishes allowances based on historical experience and other currently available information. As of February 28, 2017, management determined it was necessary to establish an allowance for doubtful accounts of $4,329. There was no allowance at August 31, 2016. As of February 28, 2017, and August 31, 2016, the Company had accounts receivable, net of $87 and $60,071, respectively.

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

The Company has no potentially dilutive securities outstanding as of February 28, 2017, and August 31, 2016.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3– NOTE RECEIVABLE AND PUT PAYABLE

As part of the acquisition of Apollo Media Network, Inc. (“Apollo”), on July 15, 2015, the Company assumed a note receivable from the principal of Apollo that is due at the payees’ discretion from two to nine years from the notes formation on August 31, 2014, resulting in a long term note receivable due to the company as of November 30, 2016, and August 31, 2016. The principal amount of the note receivable is expected to be paid through the exercise of the related Put Option payable that was also established at the same time The Company accrued interest on the note receivable through August 31, 2016, at an annualized rate of 1.59%, or $3,975. As of February 28, 2017, the Company has recorded bad debt expense of $3,975 and an allowance on the interest receivable, as the collectability of the interest is uncertain.

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

NOTE 4– NOTES PAYABLE

Note payable – Sandbox, net

On May, 2016, the Company entered into a Financing and Security Agreement (“FSA”) with FPP Sandbox, LLC. (“Sandbox”). Pursuant to the FSA, Sandbox agreed to purchase qualifying invoices from the Company at 70% of the face value of the invoice, charging an initial factoring fee of 3% for the first 30 days and an additional 3% beginning on the 31st day. The net balance on this note as of February 28, 2017, and August 31, 2016, is $9,996 and $7,209, respectively.

Notes payable

As part of the acquisition of Apollo, the company assumed liability for various notes payable due to four individual investors ranging from $5,000 to $64,000 principle amount. These notes have a stated interest rate of 5% except for one $30,000 note that bears interest at 40%. These notes matured at various times throughout 2015. The principle balance of all notes totaled $234,100 and accrued interest as of February 28, 2017, and August 31, 2016, was $53,371 and $42,361, respectively. Principal and interest totaled $287,471 and $276,461 as of February 28, 2017, and August 31, 2016, respectively. As of February 28, 2017, all of these notes were past due (see note 8).

NOTE 5– GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2017, the Company had an accumulated deficit of $454,316 and working capital deficit of $396,126. These factors create a substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 – COMMON STOCK

As of February 28, 2017, and August 31, 2016, there were 17,527,194 shares of common stock issued and outstanding.

NOTE 7 – RELATED PARTY TRANSACTIONS

Notes payable related party

On February 16, 2016, the Company issued a $50,000 Promissory Note (the “First Note”) to, at the time, one of its board members. The First Note carried a 10% ($5,000) one time interest charge and had a maturity date of April 16, 2016. During the year ended August 31, 2016, the Company had repaid the $50,000 First Note. As of October 12, 2016, and August 31, 2016, accrued and unpaid interest on the First Note was $5,000 and $2,991, respectively.

On October 12, 2016, the Company issued a $30,000 Promissory Note (the “Second Note”) to the same board member. The Second note was comprised of $25,000 the Company received on June 29, 2016, and $5,000 interest balance on the First Note. As of February 28, 2017, the principal balance of the Second Note was $30,000, and accrued and unpaid interest was $6,678 and $431 as of February 28, 2017, and August 31, 2016, respectively.

On January 4, 2017, and December 12, 2016, two shareholders loaned the Company $5,000 each, respectively.

NOTE 8 – SUBSEQUENT EVENTS

On June 28, 2017, two shareholders agreed to loan the Company $49,000 in the aggregate.

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

As part of the APA, the holders of notes payable (see Note 4) agreed to convert $250,000 of their balances to convertible promissory notes. The terms of the convertible promissory notes include; a) a conversion price of $0.04 per share, b) any amount realized by holders for sales of common stock are capped at $0.05 with any overage being returned to the treasury account of Company and c) an agreement to Leak-out Agreements, whereby sales of common stock are limited to the greater of $2,500 per day or 10% of shares sold volume. Also, the holders of the notes payable- related party, agreed to convert their debt, in the aggregate amount of $86,000, at $0.10 per share based upon the Company’s issued and outstanding shares of common stock as of June 28, 2017.

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

On August 22, 2017, the Company sold 3,333,333 shares of common stock at $0.03 per share and received proceeds of $100,000.

On December 1, 2017, the Company and Global Air Cylinder Wheel, LLC, an Arizona Limited Liability Company (“GACW”), entered into a Letter of Intent (the “Agreement”) wherein the Company will acquire a one-third interest of GACW, subject to the terms of a definitive agreement currently being negotiated between the parties. The parties are conducting due diligence with an anticipated closing date of January 15, 2018.

On December 1, 2017, the Company entered into a Strategic Alliance Agreement with Bravatek Solutions, Inc. (“Bravatek”), a Colorado corporation engaged in the business of operating a security-platform company that offers software, tools and services to worldwide markets. It provides security, defense and information security solutions, which assist corporate entities, governments and individuals in protecting their organizations and/or critical infrastructures against error, as well as physical and cyber-attack.

The Agreement designates Bravatek as a project-based business partnership channel for governmental and non-governmental departments, agencies and units, for the purpose of promoting Sibannac’s products. A project-specific sales agreement will be negotiated with Bravatek providing for commissions in the range of 10%- 20% of project revenue for clients introduced to the Company.

On December 4, 2017, the Company issued a Promissory Note for $200,000.00 at 15% annual interest. The Note is convertible at a 30% discount to a 5 day lowest average bid price, however, the Company has 6 months to repay the Note before any conversions take place.

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

Results of Operations

For the three and six months ended February 28, 2017, the Company had revenue of $56 and $111,218, respectively, compared to $111,218 and $254,605 for the three and six months ended February 29, 2016. The decrease in revenue was a result of the Company realizing lower online media advertising revenue.

For the three and six months ended February 28, 2017, the Company had cost of goods sold of $4,263 and $78,282, respectively, compared to $141,692 and $229,365 for the three and six months ended February 29, 2016. The Company’s gross profit decreased for the three and six months ended February 28, 2017, as a result of lower revenues and increased purchases of media content as a percentage to revenues.

For the three and six months ended February 28, 2017, the Company had general and administrative costs of $6,825 and $48,237, respectively, compared to $119,029 and $203,153 for the three and six months ended February 29, 2016. The decrease for the three and six months ended February 28 2017, compared to February 29, 2016, was as a result of lower professional fees (legal, accounting and independent contractors).

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs to pay ongoing obligations. As of February 28, 2017, we had cash and cash equivalents of $12,253, an increase of $3,528, from $8,725 as of August 31, 2016. As of February 28, 2017, we had current liabilities of $408,466 compared to current assets of $12,340 which resulted in a working capital deficit of $396,126. The current liabilities are comprised of accounts payable, accrued expenses and notes payable.

Our ability to operate is contingent upon continuing to realize sales revenue sufficient to fund our ongoing expenses. If we are unable to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. On June 28, 2017, two shareholders loaned the Company $49,000 in the aggregate.

Operating Activities

Cash used in operating activities was $6,960 for the six months ended February 28, 2017, compared to $230,496 for the six months ended February 29, 2016. For the six months ended February 28, 2017, the cash used in operations was a result of the net loss of $103,297 offset by $8,304 of bad debt expense (non-cash), an increase in accounts payable and accrued expenses of $32,378 and a decrease of $55,655 in accounts receivables. For the six months ended February 29, 2016, the cash used in operations was predominantly a result of the net loss of $190,560, and an increase in accounts receivables of $88,904 and an increase in accounts payable and accrued expenses of $48,378.

Other than the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on sales, revenues or income from continuing operations, or liquidity and capital resources.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of February 28, 2017, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2017, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None

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

SIBANNAC, INC.

Date: December 11, 2017	By:	/s/ David Mersky
David Mersky, President, Principal Executive Officer and Principle Financial and Accounting Officer

