Form 10-K/A
period 2016-08-31
Sibannac, Inc.
filed 2019-02-04
CIK 1313938

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

Amendment No. 1 to

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 333-122009

SIBANNAC, INC.

(EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

NEVADA	33-0903494
(STATE OR OTHER JURISDICTION	(I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

8657 N Caballo Circle
Paradise Valley, AZ	85253
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(480) 420-3171

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[_]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes	[_]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “Emerging Growth Company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
Emerging Growth Company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revise financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2015 was $5,448,000.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 8657 N Caballo Circle, Paradise Valley, AZ 85253. The Company does not hold any real property. The officers operate virtually via the internet.

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

As a result of the disposal of the Company’s old business, the Company planned to provide a suite of services to marijuana growers and dispensaries.

Marijuana cultivation and distribution has become a viable business market with several avenues and opportunities for new products and services. Due to the uncertainty surrounding the regulatory structure of the marijuana industry, many suppliers of products and services are hesitant to build relationships with marijuana dispensaries and growers. In an effort to rectify this problem, the Company planned to develop a centralized platform for the distribution of marijuana products and services.

Initially the Company planned to provide the following to licensed dispensaries and growers:

•	assistance with regulatory compliance;
•	employment, background checks and other human resource services;
•	advertising and marketing; and
•	capital and related financial services.

In order to provide these products and services, the Company planned to make acquisitions, enter into partnership, joint venture and sales distribution agreements with unrelated parties who are already providing, or have indicated their capability to provide, these products and services.

The Company owned and operated a web advertising business that consisted of a number of lifestyle websites and engaged in selling web-based advertising to the Cannibis industry through a programmatic advertising platform. The platform was open to Cannabis related advertisers, many of whom were unable to place ads through conventional ad platforms due to the legal status of Cannabis and corporate policy adverse to such advertising. As of August 31, 2016, the Company ceased operating the Cannabis related web-based advertising business, which was substantially all of the operating activities of the Company.

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

The Company’s ability to provide capital to the marijuana industry was dependent upon the Company’s ability to raise capital through the public or private sale of its securities.

Results of Operations

Since the Company has only been operating with its current business model since the fourth quarter of 2015, a comparison of the Company’s operating results for the year ended August 31, 2016 and its financial condition as of August 31, 2016 with any prior period would not be meaningful. Due to the cessation of the operation, the Cannibas related web-based advertising business has been reflected as discontinued operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are included herein commencing on page 25.

SIBANNAC, INC.

FINANCIAL STATEMENTS

For the years ended August 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sibannac, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sibannac, Inc. as of August 31, 2016 and 2015, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2015

Lakewood, CO

February 4, 2019

SIBANNAC, INC.

CONSOLIDATED BALANCE SHEETS

	(Audited)	(Audited)
	August 31,	August 31,
	2016	2015

ASSETS

Current Assets
Cash	$8,725	$273,808
Total Current Assets	8,725	273,808

Assets of discontinued operations	314,046	291,053

TOTAL ASSETS	$322,771	$564,861

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$19,364	$–
Current Liabilities of discontinued operations	346,236	256,671
Total Current Liabilities	365,600	256,671

Non-Current Liabilities
Non-current liabilities of discontinued operations	250,000	250,000
Total Non-Current Liabilities	250,000	250,000

Total Liabilities	615,600	506,671

Stockholders' Equity after reorganization August 31, 2015

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding	–	–

Common Stock, $0.001 par value, 60,000,000 shares authorized; 17,527,194 and 2,027,000 shares issued and outstanding at February 29, 2016 and August 31, 2015 [note 4]	17,528	17,528

Additional paid-in capital, total reflect the balance after a deficit of $3,242,672 was eliminated through a quasi-reorganization [note 2]	40,662	40,662

Retained deficit, total reflect the balance after a deficit of $3,242,672 was eliminated through a quasi-reorganization [note2]	(351,019)	–

Total Stockholders' Equity (Deficit)	(292,829)	58,190

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$322,771	$564,861

The accompanying notes are an integral part of these financial statements

SIBANNAC, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended August 31,
	2016	2015

Revenues	$–	$–
Cost of Good Sold	–	–

Gross profit	–	–

Selling expenses	–	–

General and administrative expenses
Other general and administrative expenses	132,548	102,916

Total general and administrative expenses	132,548	102,916

Loss from continuing operations	(132,548)	(102,916)
Loss from discontinued operations	(218,471)	(2,271,571)

Net loss available to common stockholders	(351,019)	(2,374,486)

Net loss available to common stockholders - basic and diluted
Net loss per share from continuing operations	$(0.01)	$(0.01)
Net loss per share from discontinued operations	(0.01)	(0.19)
	$(0.02)	$(0.20)

Weighted average shares outstanding - basic and diluted	17,527,194	12,127,944

The accompanying notes are an integral part of these unaudited financial statements

SIBANNAC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional		Stockholders' Equity
	Common Stock		Paid-in	Accumulated	(Deficit)
	No. shares	Value	Capital	Deficit	Total

Balance at August 31, 2014	2,027,000	$2,027	$791,335	$(868,186)	$(74,824)

Stock issued for cash $.001 par	16,244,600	16,245	601,255	–	617,500

Stock issued to acquire Protection Cost, Inc.	2,300,000	2,300	802,700		805,000

Stock issued to acquire Apollo Media Networks, Inc.	3,100,000	3,100	1,081,900		1,085,000

Net Income (Loss)				(2,374,486)	(2,374,486)

Shares returned to treasury and canceled	(6,144,406)	(6,144)	6,144	–	–

Quasi reorganization August 31, 2015			(3,242,672)	3,242,672	–

Balance at August 31, 2015	17,527,194	17,528	40,662	–	58,190

Net (Loss)				(351,019)	(351,019)

Balance at August 31, 2016	17,527,194	$17,528	$40,662	$(351,019)	$(292,829)

The accompanying notes are an integral part of these financial statements

SIBANNAC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Twelve Months Ended August 31, 2016 and 2015 (Audited)

	2016	2015

Cash flows from operating activities

Net loss	$(351,019)	$(2,374,486)
Add: Net loss from discontinued operations	218,471	2,271,571
Net loss from continuing operations	(132,548)	(102,916)

Adjustments to reconcile net loss to net cash used in continuing operating activities
Change in accounts payable and accrued expenses	19,364	(71,688)

Cash used for continuing operations	(113,184)	(174,604)
Cash used for discontinued operations	(151,899)	(93,588)

Net cash used for operating activities	(265,083)	(268,192)

Cash flows from investing activities

Capital expenditures	–	–
Capital expenditures of discontinued operations	–	(138,500)

Net cash used in investing activities	–	(138,500)

Cash flows from continuing financing activities

Proceeds from the sale of common stock	–	617,500
Proceeds from short term note payable secured by companies receivables	–	–

Net cash provided by financing activities	–	617,500

Net decrease in cash	(265,083)	210,808
Cash, beginning of period	273,808	63,000
Cash, end of period	8,725	273,808

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

Discontinued Operations

For purposes of determining discontinued operations, the Company has determined that the previously operated web advertising business which is a component within the context of ASC 205-20 Discontinued Operations. Transactions that result in the disposal of a component, thereby eliminating cash flows of that component from our operations and for which we have no continuing involvement are reported as discontinued operations. Consequently, the Company has classified the results of operations of the previously operated web advertising business as discontinued operations for all periods presented.

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

At the conclusion of each reporting period the intangible assets are evaluated for impairment. As of August 31, 2016, due to the lack of sales the Company determined it should impair the entire remaining value of the intangible asset and at that time the remaining value was of $118,864 was written off to impairment expense, included in discontinued operations.

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

As of August 31, 2016, $234,100 principle balance of these notes were past due.

Revenue Recognition

We recognize revenue once all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Deliver of our obligations to our customer has occurred;
•	The price is fixed or determinable;
•	Collectability of the related receivable is reasonably assured.

Revenue for the years ended August 31, 2016 and 2015 were $523,677 and $0, respectively and are reflected in discontinued operations.

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

NOTE 3 – DISCONTINUED OPERATIONS

The Company owned and operated a web-based advertising business that consisted of a number of lifestyle websites and engaged in selling web-based advertising through a programmatic advertising platform. The platform was open to Cannabis related advertisers, many of whom were unable to place ads through conventional ad platforms due to the legal status of Cannabis and corporate policy adverse to such advertising. The company ceased operations of its web advertising business prior to August 31, 2016.

The assets and liabilities of the web advertising business have been classified on the balance sheet as current assets and liabilities of discontinued operations. The assets and liabilities comprising the balances, as classified in our balance sheet, consist of:

	August 31, 2016	August 31, 2015
ASSETS
Accounts receivable	$60,071	$1,000
Other assets	3,975	–
Intangible assets	–	40,053
Note receivable	250,000	250,000

Total assets	$314,046	$291,053

LIABILITIES
Accounts payable and accrued expenses	$34,144	$2,476
Short term secured note payable, net	28,422	–
Note payable-Sandbox, net	7,209	–
Note payable, net	276,461	254,195
Put payable	250,000	250,000

Total liabilities	$596,236	$506,671

The following table presents the results of the discontinued operations.

	For the Year Ended
	August 31, 2016	August 31, 2015

Sales	$523,677	$0

Net loss	$(218,471)	$(2,271,571)

As part of the discontinued operations, goodwill and intangible assets recorded as a result of the business were deemed impaired and therefore written off as of August 31, 2016 and 2015 in the amount of $118,864 and $2,241,462, respectively.

NOTE 4 – GOING CONCERN

As shown in the financial statements, during the year ended August 31, 2016 and 2015 the Company incurred a net loss from continuing operations of $132 548 and $102,916, respectively. These factors create a substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 – COMMON STOCK

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

NOTE 6 – RELATED PARTY TRANSACTIONS

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

NOTE 9 – SUBSEQUENT EVENT

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

On December 1, 2017, the Company and Global Air Cylinder Wheel, LLC, an Arizona Limited Liability Company (“GACW”), entered into a Letter of Intent (the “Agreement”) wherein the Company will acquire a one-third interest of GACW, subject to the terms of a definitive agreement currently being negotiated between the parties. The parties are conducting due diligence and the agreement between the parties terminated March 1, 2018.

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

The Agreement designates Bravatek as a project-based business partnership channel for governmental and non-governmental departments, agencies and units, for the purpose of promoting Sibannac’s products. A project-specific sales agreement will be negotiated with Bravatek providing for commissions in the range of 10%- 20% of project revenue for clients introduced to the Company. The agreement between Bravatek and Sibannac was terminated on December 15, 2017.

On December 4, 2017, the Company issued a Promissory Note for $200,000.00 at 15% annual interest. The Note is convertible at a 30% discount to a 5 day lowest average bid price, however, the Company has 3 years to repay the Note before any conversions take place.

As of January 15, 2018, the board engaged Paul Gallo as Chief Financial Officer. Paul Gallo, CFO, has been providing financial and M&A services to Arizona businesses since he was awarded his CPA certificate 1982 (now long-since lapsed). Paul works exclusively with business owners with a serious interest in buying or selling all or part of a business, or raising capital. Paul has worked exclusively at the C-Level to position his clients for maximum access to investor funding. Since 1982 Paul has been the CEO of several private companies and CFO of two public companies (both high-tech – one manufacturing capital equipment for the semiconductor industry, the other developing software for Big-Pharma) – raising about $400,000,000 from investors and lenders for internal use as well as for clients.

Paul’s firms have built 25 commercial buildings in Arizona, resulting in his being the landlord to about 500 businesses. His firm has brokered about 450 businesses over the years and worked on about 60 merger & acquisition transactions, the vast majority of which were Small and Mid-sized businesses.

As of August 6, 2018, the Company issued a Promissory Note for $50,000 at 15% annual interest. The Note is convertible at a 30% discount to a 3 day lowest average trading price, however, the Company can pay the Note in full or in part on the maturity date before any conversions take place.

As of the filing date, the address of the company is 8657 North Caballo, Paradise Valley, Arizona, 85253.

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

Specifically, management’s evaluation identified the following material weaknesses, which existed as of August 31, 2015.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position

David Mersky (1)	47	President, Chief Executive Officer and Director
Paul Gallo (2)	63	Chief Financial Officer, Director
Rich Heineck	50	Director

(1)	Appointed June 29, 2017

(2)	Appointed January 15, 2018

David A. Mersky, 47, Chief Executive Officer and Director

Mr. Mersky earned his Bachelor of Science in Marketing from the prestigious Stern School of Business at New York University. Upon graduation he was accepted to Brooklyn Law School, where he received his Juris Doctor degree. David practiced commercial litigation as a trial lawyer in the greater New York City area prior to relocating to Arizona where he had an opportunity to explore the merchant services industry. In addition to conventional payment processing, David expanded into other financial services products and forged, cross-marketing partnerships. Eventually, David was able to combine his background in marketing, law and merchant services to form Time Jump Investments and provide a full stable of services for both brick-and-mortar merchants as well as online sellers. David brings his multi-faceted background and experience to Sibannac, Inc., as the company aggressively pursues an innovative business model in the public markets. He is currently Chief Executive Officer of Noho, Inc. (OTCPK: DRNK).

Paul Gallo, age 63, Chief Financial Officer and Director

As of January 15, 2018, the board engaged Paul Gallo as Chief Financial Officer. Paul Gallo, CFO, has been providing financial and M&A services to Arizona businesses since he was awarded his CPA certificate 1982 (now long-since lapsed). Paul works exclusively with business owners with a serious interest in buying or selling all or part of a business, or raising capital. Paul has worked exclusively at the C-Level to position his clients for maximum access to investor funding. Since 1982 Paul has been the CEO of several private companies and CFO of two public companies (both high-tech – one manufacturing capital equipment for the semiconductor industry, the other developing software for Big-Pharma) – raising about $400,000,000 from investors and lenders for internal use as well as for clients.

Richard Heineck, age 50, Director

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

COMMITTEES OF THE BOARD OF DIRECTORS

In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee. At this time, the Company’s board of directors as a whole, serves as its compensation committee and audit committee. The Company’s board of directors has determined that none of the directors sitting on the audit committee qualify as a financial expert.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the fiscal years ended August 31, 2015 and 2014 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Richard Heineck, President and CEO (1)	2016	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-
	2015	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$510,000 (5)	$510,000

Paul Dickman, CFO (2)	2016	$53,650	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$53,650
	2015	$24,300	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$180,000 (5)	$204,300

Chase Zeman, Secretary & Treasurer (4)	2016	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-
	2015	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-

Daniel Allen, Director (4)	2015	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-

Travis Hair, Director (2)	2016	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-
	2015	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-	$-0-

(1)	Mr. Heineck was hired to be the CEO of the Company March 19, 2016
(2)	Appointed March 4, 2015.
(3)	Kirk Kimerer has an employment agreement as President of Sibannac Media Division effective as of August 31, 2015 and resigned as a Director on August 31, 2015.
(4)	Mr. Allen and Mr. Zeman were appointed officers of the Company on August 25, 2014. March 19, 2016
(5)	Mr. Heinick and Mr. Dickman received share based compensation in the amount of 1,700,000 and 600,000 shares of the Company’s Common Stock in exchange for their interests in Protection Cost, Inc. acquired on August 31, 2015.

EMPLOYMENT AND CONSULTING AGREEMENTS

There are employment contracts and/or consulting agreements with our directors or officers during the fiscal year ended August 31, 2016 as follows:

Name	Compensation	Effective Date
Kirk Kimerer (1)	$8,333.33/monthly	August 31, 2016

(1) Resigned as Director as of August 31, 2015. Remains President of Sibannac Media Division

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our common stock, as of August 31, 2015, by:

•	each person who is known by Sibannac, Inc. to own beneficially more than 5% of the Company's outstanding common stock,
•	each of the Company's named executive officers and directors, and
•	all executive officers and directors as a group.

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

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES	PERCENT OF OUTSTANDING(2)

Daniel Allen, President, CEO and Director	2,506,500	14.3%

Paul Dickman, CFO	600,000 (3)	3.4%

Chase Zeman, Secretary, Treasurer and Director	2,630,594	15.0%

Travis Hair, Director	1,542,100	8.8%

Richard Heineck, Director and President of Sibannac HR	1,700,000 (3)	9.7%

Kirk Kimerer, President of Sibannac Media and former Director	3,100,000	17.7%

All executive officers and directors as a group, 5 people.	8,979,194	51.26%

(1)	The above officers and directors' address is c/o Sibannac, Inc., 8657 N Caballo Circle, Paradise Valley, AZ 85253.

(2)	Based on 17,527,194 shares of the Company’s common stock issued and outstanding at August 31, 2015.
(3)	Includes 2,300,000 shares of the Company’s common stock issued pursuant to the Asset Acquisition Agreement with Protection Cost, Inc.

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

SIBANNAC, INC.

Date: February 4, 2019

By: /s/ David A. Mersky
David A. Mersky, President,
Chief Executive Officer (Principal Executive Officer and Director)

